Form 10-Q
period 2011-04-30
Bridgeway Acquisition Corp.
filed 2011-06-14
CIK 1506215

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 800,000 shares of common stock, par value $0.0001 per share, outstanding as of June 13, 2011.

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Company)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements.	3

	Balance Sheets as of April 30, 2011 (Unaudited) and October 31, 2010	3

	Statements of Operations (Unaudited) for the Three and Six Months Ended April 30, 2011 and for the Cumulative Period from October 22, 2010 (Inception) through April 30, 2011	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended April 30, 2011 and for the Cumulative Period from October 22, 2010 (Inception) through April 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:		11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

Item 1. Financial Statements

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	April 30, 2011 (Unaudited)	October 31, 2010 (Audited)

ASSETS
Prepaid assets	$—	$3,500
Total Assets	$—	$3,500

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Accrued expenses	$2,470	$—
Total Current Liabilities	2,470	—

Stockholder’s Equity
Common Stock,$0.0001 par value; 300,000,000 shares authorized; 800,000 shares issued and outstanding	80	80
Additional paid-in capital	7,920	7,920
Deficit accumulated during development stage	(10,470)	(4,500)

Total Stockholder’s Equity	(2,470)	3,500

Total Liabilities and Stockholder’s Equity	$—	$3,500

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2011	Six Months Ended April 30, 2011	Period from October 22, 2010 (Inception) to April 30, 2011
Operating Expenses
Professional fees	$2,270	$5,270	$9,770
General and administrative	—	700	700
Total Operating Expenses	2,270	5,970	10,470

Loss from Operations Before Income Taxes	(2,270)	(5,970)	(10,470)

Provision for Income Taxes	—	—	—

Net Loss	$(2,270)	(5,970)	$(10,470)

Basic and diluted net loss per share	$(0.00)	(0,01)
Weighted-Average Common Shares Outstanding	800,000	800,000

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30, 2011	For the Period from October 22, 2010 (Inception) to April 30, 2011

Cash Flows from Operating Activities:
Net loss	$(5,970)	$(10,470)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in prepaid assets	3,500	—
Changes in accrued expenses	2,470	2,470
Net Cash Used In Operating Activities	—	(8,000)

Cash Flow from Financing Activities
Sale of Common Stock	—	8,000
Net Cash Provided By Financing Activities	—	8,000

Net Change in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

As of April 30, 2011 (UNAUDITED)

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (October 22, 2010) to April 30, 2011.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had a deficit accumulated during the development stage of $10,470 on April 30, 2011 and a net loss from operations of $5,970 for the six months ended April 30, 2011.

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

As of the date of this filing we have no funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

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

Results of Operations

For the three months and six months ending April 30, 2011, the Company had no revenues and incurred a net loss of $2,270 and $5,970, respectively, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters. .  There is no comparable data for the prior fiscal year.

For the period from October 22, 2010 (inception) through April 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $(10,470), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of April 30, 2011, the Company had no assets and had $2,470 current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the six months ended April 30, 2011

Operating activities	$-
Investing activities	-
Financing activities	$-

Net effect on cash	$-

For the Cumulative Period from October 22, 2010 (Inception) through April 30, 2011

Operating activities	$(8,000)
Investing activities	-
Financing activities	$8,000

Net effect on cash	$-

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $10,470 from inception, and used $8,000 cash in operations for the period from October 22, 2010 (inception) to April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on December 15, 2010 and incorporated herein by this reference.
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGEWAY ACQUISITION CORP.

Date: June 13, 2011	By:	/s/ Keri B. Bosch
Name: Keri B. Bosch Title: President, Secretary, Treasurer, and Sole Director
13