Form 10-Q
period 2012-01-31
Bridgeway Acquisition Corp.
filed 2012-04-18
CIK 1506215

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-54224

BRIDGEWAY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0654192
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

76 Lagoon Road, Belvedere, California, 94920

(Address of principal executive offices)

415-939-5056

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 11, 2012, the registrant had 800,000 shares of common stock outstanding.

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Company)

- INDEX -

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, including statements regarding, among other things, our intent to enter into a reverse acquisition transaction and/or obtain additional financing. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior annual report and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in the quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 1. Financial Statements

BRIDGEWAY ACQUISTION CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Prepaid Expenses	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Liabilities
Accounts Payable and Accrued Expenses	$350	$874
Advances from Related Parties	8,088	7,214

Total Liabilities	8,438	8,088

Stockholder's Deficiency
Common Stock: $.0001 Par; 300,000,000 Shares Authorized; 800,000 Issued and Outstanding	80	80
Additional Paid-In-Capital	7,920	7,920
Deficit Accumulated During Development Stage	(16,438)	(16,088)

Total Stockholder's Deficiency	(8,438)	(8,088)

Total Liabilities and Stockholder's Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISTION CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Date of Inception
	Three Months	Three Months	(October 22, 2010)
	Ended	Ended	Through
	January 31, 2012	January 31, 2011	January 31, 2012

Revenues	$—	$—	$—

Expenses
Legal and Professional Fees	-	3,000	15,277
General and Administrative	350	700	1,161
Total Expenses	350	3,700	16,438

Loss before Income Taxes	(350)	(3,700)	(16,438)

Income Taxes	-	-	-

Net Loss	$(350)	$(3,700)	$(16,438)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding	800,000	800,000	800,000

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISTION CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
	For the	For the	Date of Inception
	Three Months	Three Months	(October 22, 2010)
	Ended	Ended	Through
	January 31, 2012	January 31, 2011	January 31, 2012
Cash Flows from Operating Activities
Net Loss	$(350)	$(3,700)	$(16,438)

Changes in Assets and Liabilities:
Prepaid Expenses		3,000	-
Accrued Expenses and Accounts Payable	(524)	700	350
Net Cash Used in Operating Activities	(874)	-	(16,088)

Net Cash Flows from Investing Activities	—	-	—
Cash Flows from Financing Activities
Cash Advance from Related Parties	874	-	8,088
Cash Proceeds from Sale of Common Stock	-	-	8,000
Net Cash Flows from Financing Activities	874	-	16,088

Net Change in Cash	-	-	-

Cash - Beginning of Period	—	—	—

Cash - End of Period	$-	$-	$-

Cash Paid During the Period for:
Interest	$—	$-	$—
Income Taxes	$—	$-	$—

See accompanying notes to condensed unaudited financial statements

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

(UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. These interim financial statements should be read in conjunction with the audited financial statements in the Company’s 10-K filed on April 2, 2012.

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (October 22, 2010) to January 31, 2012.

Recently Issued Accounting Standards

The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.      GOING CONCERN

The Company is a development stage enterprise with no operating history. It has not yet been able to develop and execute its business plan. The Company has no significant assets or financial resources. The Company will sustain expenses without corresponding revenues until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by the Company or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $16,438 on January 31, 2012.

The Company’s ability to continue as a going concern is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.

4.      STOCKHOLDER’S EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 300,000,000 shares of common stock, with a par value of $0.0001 per share (the “Common Stock”). On October 22, 2010, the Company issued 800,000 shares of Common Stock to Bosch Equities, L.P., a limited partnership formed under the laws of California, for total cash proceeds of $8,000. The shares owned by Bosch Equities represent all of the issued and outstanding shares of capital stock of the Company. The sole director and officer since inception of the Company is also the principal of KBB Financial, Inc., the general partner of Bosch Equities, L.P.

5.      RELATED PARTY TRANSACTIONS

Since inception, the sole director and officer of the Company and her immediately family member have paid certain expenses on the Company’s behalf. On August 27, 2011, the Company executed a promissory note in favor of the sole director and officer in the amount of $2,000. Such note is due and payable on August 27, 2012 and accrues interest at an annual rate of 5%, payable at maturity. As the interest is not material to the Company, thus, such interest expense from the $2,000 note was not accrued until the payment is made. Except for the $2,000 lent to the Company evidenced by such note, all other such advances are interest-free, unsecured and are due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

The following discussion and analysis of the results of operations and financial condition of Bridgeway Acquisition Corp. (“we”, “us”, “our” or the “Company”) for the three months ended January 31, 2012 and 2011 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of the date of this filing we have no funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

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

Results of Operations

For the three months ending January 31, 2012, the Company had no revenues and incurred a net loss of $350, comprised of general and administrative expenses related to the Company’s state franchise fees.

For the three months ending January 31, 2011, the Company had no revenues and incurred a net loss of $3,700, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters ($3,000) and general and administrative expenses ($700).

For the period from October 22, 2010 (inception) through January 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $16,438, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters ($15,277) and general and administrative expenses ($1,161).

Liquidity and Capital Resources

As of January 31, 2012, the Company had no assets and had $8,438 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three months ended January 31, 2012

Operating activities	$(874)
Investing activities	$—
Financing activities	$874

Net effect on cash	$—

For the three months ended January 31, 2011

Operating activities	$—
Investing activities	$—
Financing activities	$—

Net effect on cash	$—

For the Cumulative Period from Inception (October 22, 2010) through January 31, 2012

Operating activities	$(16,088)
Investing activities	—
Financing activities	$16,088

Net effect on cash	$—

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $16,438 from inception, and used $16,088 cash in operations for the period from October 22, 2010 (inception) to January 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation and the fact that our Annual Report on Form 10-K for the year ended October 31, 2011 was not timely filed, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A. Risk Factors.

There has been no material change in the Company's risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWAY ACQUISITION CORP.

Date: April 18, 2012
	By:	/s/ Keri Bosch
Keri Bosch
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

