Form 10-Q
period 2012-04-30
Bridgeway Acquisition Corp.
filed 2012-06-29
CIK 1506215

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-54224

BRIDGEWAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	80-0654192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 88, Taishan Street Beigang Industrial Zone Longgang District Huludao Liaoning Province, China
(Address of principal executive offices)

(86) 0429-3181998
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

Large accelerated filer ☐                                                               Accelerated filer                      ☐
Non-accelerated filer   ☐                                                               Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 28, 2012, the registrant had 33,600,000 shares of common stock outstanding.

BRIDGEWAY ACQUISITION CORP.

(A Development Stage Company)

- INDEX -

Item 1. Financial Statements

BRIDGEWAY ACQUISTION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Liabilities
Accounts Payable and Accrued Expenses	$-	$874
Advances from Related Parties	18,413	7,214

Total Liabilities	18,413	8,088

Stockholder's Deficiency
Common Stock: $.0001 Par; 300,000,000 Shares Authorized;
800,000 Issued and Outstanding	80	80
Additional Paid-In-Capital	7,920	7,920
Deficit Accumulated During Development Stage	(26,413)	(16,088)

Total Stockholder's Deficiency	(18,413)	(8,088)

Total Liabilities and Stockholder's Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements.

BRIDGEWAY ACQUISTION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
	Three Months	Three Months	Six Months	Six Months	(October 22, 2010)
	Ended	Ended	Ended	Ended	through
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012

Expenses
Legal and Professional	$9,350	$2,270	$9,350	$5,270	$24,627
General and Administration	625	-	975	700	1,786
Total Expenses	9,975	2,270	10,325	5,970	26,413

Net Loss	$(9,975)	$(2,270)	$(10,325)	$(5,970)	$(26,413)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	800,000	800,000	800,000	800,000

See accompanying notes to condensed unaudited financial statements.

BRIDGEWAY ACQUISTION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Six Months	Six Months	(October 22, 2010)
	Ended	Ended	through
	April 30, 2012	April 30, 2011	April 30, 2012
Cash Flows from Operating Activities
Net Loss	$(10,325)	$(5,970)	$(26,413)

Changes in Assets and Liabilities:
Prepaid Expenses	-	3,500	-
Accounts Payable and Accrued Expenses	(874)	2,470	-

Net Cash Used In Operating Activities	(11,199)	-	(26,413)

Cash Flows from Financing Activities
Cash Advances by Related Parties	11,199	-	18,413
Cash Proceeds from Sale of Stock	-	-	8,000

Net Cash Provided By Financing Activities	11,199	-	26.413

Net Change in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

BRIDGEWAY ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.             ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Bridgeway Acquisition Corp. (a development stage company) (the “Company”) was incorporated in the State of Delaware on October 22, 2010.  Since inception, the Company has been engaged primarily in organization efforts.  The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an operating company. The Company ceased to be a shell company subsequent to its reverse acquisition of Dragons Soaring Limited on June 15, 2012.

On June 15, 2012, the Company completed an acquisition of Dragons Soaring Limited, a BVI company (“Dragons Soaring”), pursuant to a Share Exchange Agreement. The acquisition was a reverse acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40 “Reverse Acquisitions”. Bridgeway was the legal acquirer but accounting acquiree while Dragons Soaring was the legal acquiree and accounting acquirer.

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

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (October 22, 2010).

Use of Estimates and Assumptions

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

We do not expect that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

4.	GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had a deficit accumulated during the development stage of $26,413 on April 30, 2012. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. We expect the acquisition of Dragons Soaring on June 15, 2012 will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

5.	SUBSEQUENT EVENTS

On June 14, 2012, we entered into a Debt Cancellation Agreement with Bosch Equities, L.P., Keri Bosch and Devin Bosch (the “Boschs”), pursuant to which $8,088 of debt owed to the Boschs was cancelled in exchange for 880,000 shares of common stock of Bridgeway. Keri Bosch, Bridgeway’s sole director and officer is the sole shareholder of KBB Financial, Inc., Bosch Equities, L.P.’s General Partner. At the time of the transaction Bosch Equities, L.P. was Bridgeway’s sole shareholder.

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring Limited (BVI), or Dragons Soaring, and its shareholders, or the Shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Shareholders of Dragons Soaring became our controlling stockholders. The share exchange transaction with Dragons Soaring and the Shareholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and Bridgeway Acquisition Corp. as the acquired party for accounting purposes. The applicable business and financial information of Dragons Soaring Limited and its controlled affiliate was contained in a Current Report on Form 8-K filed with the SEC on June 15, 2012.

On June 15, 2012, Keri B. Bosch, our former President, Treasurer, Secretary and sole director, submitted a resignation letter pursuant to which she resigned from all offices that she held and as a director, effective upon the closing of the share exchange. In addition, on June 15, 2012 our board of directors made the following actions: (a) Baoyuan Zhu was appointed as Chairman of our board of directors; (b)  Zhengyuan Yan and Jianjun Gao were appointed as members of our board of directors; (c) Zhengyuan Yan was appointed to serve as Chief Executive Officer; and (d) Wenqi Yao was appointed to serve as Chief Financial Officer of the Company.

As a result of our acquisition of Dragons Soaring, we now own all of the issued and outstanding capital stock of Dragons Soaring, which in turn owns all of the issued and outstanding capital stock of Huashi International Holdings Group Limited (Hong Kong), which in turn owns all of the issued and outstanding capital stock of Huashida Information Consulting (Shenzhen) Co., Ltd, or Huashida Consulting. In addition, we effectively and substantially control Huludao Hefeng Rescue Equipment Co. Ltd., or Huludao Rescue, through a series of captive agreements with Huashida Consulting.

Subsequent to the closing of the share exchange, we conduct our operations through our controlled consolidated affiliate Huludao Rescue.  Huludao Rescue is a company specializing in mining equipment design, mine safety system research, sales agent of mining equipment and leasing agent of rescue capsules. Huludao Rescue is located in an integrated industrial park of Beigang Industrial Park of Huludao City, People’s Republic of China.

The financial statements and related historical disclosure contained in the notes thereto relate to the period before the reverse acquisition when Bridgeway Acquisition Corp. was a shell company without substantial operations. On June 15, 2012, the Board of Directors of Bridgeway approved the change of the fiscal year end of Bridgeway Acquisition Corp. from October 31 to December 31 as a result of the reverse acquisition of Dragons Soaring.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on June 15, 2012.

Forward Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

▪	the impact of a downturn or negative changes in the market for mining safety and equipment.

▪	our ability to obtain additional capital in future years to fund our planned expansion.

▪	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

▪	the loss of key members of our senior management and our qualified sales personnel.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Report on Form 8-K as filed with the SEC on June 15, 2012.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

The Company was incorporated in the State of Delaware on October 22, 2010. Since inception until the closing of the share exchange described below, the Company has been a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

Recent Developments

Acquisition of Dragons Soaring

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring Limited (BVI), or Dragons Soaring, and its shareholders, or the Shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Shareholders of Dragons Soaring became our controlling stockholders. The share exchange transaction with Dragons Soaring and the Shareholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and Bridgeway as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Bridgeway Acquisition Corp.

On June 15, 2012, Keri B. Bosch, our former President, Treasurer, Secretary and sole director, submitted a resignation letter pursuant to which she resigned from all offices that she held and as a director, effective upon the closing of the share exchange. In addition, on June 15, 2012 our board of directors made the following actions: (a) Baoyuan Zhu was appointed as Chairman of our board of directors; (b)  Zhengyuan Yan and Jianjun Gao were appointed as members of our board of directors; (c) Zhengyuan Yan was appointed to serve as Chief Executive Officer; and (d) Wenqi Yao was appointed to serve as Chief Financial Officer of the Company.

As a result of our acquisition of Dragons Soaring, we now own all of the issued and outstanding capital stock of Dragons Soaring, which in turn owns all of the issued and outstanding capital stock of Huashi International Holdings Group Limited (Hong Kong), which in turn owns all of the issued and outstanding capital stock of Huashida Information Consulting (Shenzhen) Co., Ltd, or Huashida Consulting. In addition, we effectively and substantially control Huludao Hefeng Rescue Equipment Co. Ltd., or Huludao Rescue, through a series of captive agreements with Huashida Consulting.

Subsequent to the closing of the share exchange, we conduct our operations through our controlled consolidated affiliate Huludao Rescue.  Huludao Rescue is a company specializing in mining equipment design, mine safety system research, sales agent of mining equipment and leasing agent of rescue capsules. Huludao Rescue is located in an integrated industrial park of Beigang Industrial Park of Huludao City, People’s Republic of China.

The financial statements and related historical disclosure contained in this report relate to the period before the reverse acquisition when Bridgeway was a shell company without substantial operations. On June 15, 2012, the Board of Directors of Bridgeway approved the  change of the fiscal year end of Bridgeway from October 31 to December 31 as a result of the reverse acquisition of Dragons Soaring.

Results of Operations

For the three months ended April 30, 2012, the Company had no revenues and incurred a net loss of $9,975, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Form 10-K and Form10-Q in April 2012 and other SEC-related compliance matters ($9,350) and other general and administrative expenses ($625) related to the Company’s state franchise fees.

For the three months ended April 30, 2011, the Company had no revenues and incurred a net loss of $2,270, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Form10-Q  in March 2011 and other SEC-related compliance matters ($2,270).

For the six months ended April 30, 2012, the Company had no revenues and incurred a net loss of $10,325, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Form 10-K and Form10-Q in April 2012 and other SEC-related compliance matters ($9,350) and general and other administrative expenses ($975) related to the Company’s state franchise fees.

For the six months ended April 30, 2011, the Company had no revenues and incurred a net loss of $5,970, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Form10-Q  in March 2011 and other SEC-related compliance matters ($5,270) and other general and administrative expenses ($700) related to the Company’s state franchise fees.

For the period from October 22, 2010 (inception) through April 30, 2012, the Company had no revenues and had a net loss of $26,413, comprised of  legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Forms 10, 10-K and 10-Q, and other SEC-related compliance matters ($24,627) and other general and administrative expenses ($1,786) related mostly to the Company’s state franchise fees.

Liquidity and Capital Resources

As of April 30, 2012, Bridgeway had no assets and had $18,413 of current liabilities.

The following is a summary of the Bridgeway's cash flows from operating, investing, and financing activities:

For the six months ended April 30, 2012
Operating activities	$(11,199)
Investing activities	$-
Financing activities	$11,199
Net effect on cash	$-
For the six months ended April 30, 2011
Operating activities	$-
Investing activities	$-
Financing activities	$-
Net effect on cash	$-
For the Cumulative Period from Inception (October 22, 2010) through April 30, 2012
Operating activities	$(26,413)
Investing activities	-
Financing activities	$26,413
Net effect on cash	$-

As reflected in the accompanying financial statements, Bridgeway was in the development stage with no operations and had a net loss of $26,413, and used $26,413 cash in operations for the period from October 22, 2010 (inception) to April 30, 2012. This raised substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern was dependent on the Company's ability to raise additional capital and implement its business plan. However, as a result of our subsequent reverse acquisition of Dragons Soaring, we believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources for the changing business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we  may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to comply with the operating and financial covenants that could restrict our operations. Financing may not be available for amounts or terms acceptable to us, if at all. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation and the fact that our annual report on Form 10-K for the year ended October 31, 2011 and our quarterly report on Form 10-Q for the quarter ended January 31, 2012 were not filed within the time periods specified in the SEC's rules, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures of our former principal executive officer and former principal financial officer as of such date were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There has been no material change in the Company's risk factors as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on June 15, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None not previously reported.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWAY ACQUISITION CORP.

Date: June 29, 2012	By:	/s/ Wenqi Yao
Wenqi Yao Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase