Form 10-Q
period 2012-06-30
China Hefeng Rescue Equipment, Inc.
filed 2012-08-17
CIK 1506215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-54224

CHINA HEFENG RESCUE EQUIPMENT, INC.
 (Exact name of Registrant as Specified in its Charter)

Delaware	80-0654192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 88, Taishan Street
Beigang Industrial Zone
Longgang District, Huludao
Liaoning Province, China
(Address of Principal Executive Offices)

(86) 0429-3181998
(Registrant's Telephone Number, Including Area Code)

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

CHINA HEFENG RESCUE EQUIPMENT, INC.

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	i

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-1, F-2

	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-3, F-4

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 (Unaudited)	F-5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-6, F-7

	Notes to Consolidated Financial Statements	F-8 - F-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Mine Safe Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

SIGNATURES		17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CHINA HEFENG RESCUE
EQUIPMENT, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Three and Six Months ended June 30, 2012 and 2011

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

i

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011 (IN U.S.$)

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash	$4,968,409	$3,130,799
Accounts receivable	190,473	366,671
Deferred income taxes	43,642	34,809
Prepaid expenses and other current assets	68,659	49,926

Total current assets	5,271,183	3,582,205

Fixed Assets	73,412	71,301
Less: accumulated depreciation	(41,849)	(29,943)

Fixed Assets, net	31,563	41,358

TOTAL ASSETS	$5,302,746	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	December 31, 2011
	(Unaudited)
Current liabilities:
Accounts payable	$393,420	$708,742
Advances from customers	162,788	3,535
Deferred revenue	174,567	139,236
Loan from stockholders	39,533	161,765
Payroll payable	95,754	93,679
Tax payables	400,950	296,131
Accrued expenses	17,665	34,953

Total current liabilities	1,284,677	1,438,041

Stockholders’ equity:
Common stock, $.0001 Par; 300,000,000 shares authorized;
33,600,000 and 31,920,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively	3,360	3,192
Additional paid-in capital	96,175	96,343
Retained earnings	3,613,492	1,900,480
Statutory reserve fund	35,031	35,031
Other comprehensive income	74,785	41,397

Stockholders’ equity before noncontrolling interests	3,822,843	2,076,443

Noncontrolling interests	195,226	109,079

Total Stockholders’ equity	4,018,069	2,185,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,302,746	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED) (IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service revenue	$776,241	$976,108	$1,448,090	$2,049,870
Cost of service	(500,760)	(623,565)	(978,333)	(1,219,256)

Gross profit	275,481	352,543	469,757	830,614

Commission - manufactures	1,881,701	574,646	3,495,022	774,609
Rental commissions – related party	40,488	-	64,031	-
Cost of commissions	(687,569)	(234,969)	(1,335,948)	(380,705)

Commission income-net	1,234,620	339,677	2,223,105	393,904

Gross profit and commission income-net	1,510,101	692,220	2,692,862	1,224,518

Operating expenses
Selling and marketing	(31,742)	(13,361)	(75,930)	(25,740)
General and administrative	(148,892)	(31,116)	(226,789)	(58,284)

Total operating expenses	(180,634)	(44,477)	(302,719)	(84,024)

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED) (IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income before income taxes	1,329,467	647,743	2,390,143	1,140,494
Provision for income taxes	325,229	162,514	590,984	286,382

Net income before noncontrolling interests	1,004,238	485,229	1,799,159	854,112
Noncontrolling interests	(48,654)	(24,377)	(86,147)	(42,957)

Net income attributable to common stockholders	955,584	460,852	1,713,012	811,155

Other comprehensive income:
Foreign currency translation adjustment	4,561	18,558	33,388	31,342

Total comprehensive income	$960,145	$479,410	$1,746,400	$842,497

Earnings per common share, basic and diluted	$0.03	$0.01	$0.05	$0.03

Weighted average shares outstanding, basic and diluted	32,218,667	31,920,000	32,069,333	31,920,000

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, December 31, 2011	$3,192	$96,343	$1,900,480	$109,079	$35,031	$41,397	$2,185,522

Reverse merger adjustment	168	(168)	-	-	-	-	-
Net Income	-	-	1,713,012	86,147	-		1,799,159
Other Comprehensive Income	-	-	-	-	-	33,388	33,388

Balance, June 30, 2012	$3,360	$96,175	$3,613,492	$195,226	$35,031	$74,785	$4,018,069

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED) (IN U.S.$)

	2012	2011

Cash flows from operating activities:
Net income	$1,799,159	$854,112
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	11,689	10,830
Deferred income taxes	(8,833)	(13,350)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	176,198	(70,622)
(Increase) in prepaid expenses and other current assets	(18,733)	(19,688)
(Decrease) increase in accounts payable	(315,322)	84,845
Increase (decrease) in advance from customer	159,253	(92,200)
Increase in deferred revenue	35,331	53,397
Increase in tax payables	104,819	36,143
Increase in payroll payables	2,075	29,836
(Decrease) increase in accrued expenses	(17,288)	711

Net cash provided by operating activities	1,928,348	874,014

Cash flows from financing activities:
Proceeds from stockholder loans	16,372	4,581
Repayment of stockholder loans	(138,688)	(55,762)

Net cash (used in) financing activities	(122,316)	(51,181)
Cash flows from investing activities:
Purchase of fixed assets	(1,611)	(5,497)

Effect of exchange rate changes on cash	33,189	21,808

Net increase in cash	1,837,610	839,144
Cash, beginning	3,130,799	1,519,088

Cash, end	$4,968,409	$2,358,232

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED) (IN U.S.$)

	2012	2011

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$497,564	$268,605

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1.            ORGANIZATION

On August 1, 2012, China Hefeng Rescue Equipment, Inc. (formally known as Bridgeway Acquisition Corp., the “Company”) filed an amendment to change its name from “Bridgeway Acquisition Corp.” to “China Hefeng Rescue Equipment, Inc.” Bridgeway was incorporated in the State of Delaware on October 22, 2010. Since inception until the closing of the Exchange Agreement, the Company has been a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

Dragons Soaring Limited (“Dragons”), incorporated in the Territory of the British Virgin Islands (“BVI”) on December 2, 2011, was formed for the purposes of effecting a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses.

On January 5, 2012, Dragons acquired 10,000 shares, 100% of the issued and outstanding shares at $1.00 per share of Huashi International Holding Group Limited (“Huashi International”), a company incorporated in Hong Kong on August 10, 2010.  Huashi International became a wholly-owned subsidiary of Dragons.

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring and its shareholders, or the “Shareholders,” whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Stockholders of Dragons Soaring became our controlling stockholders. The amount of consideration received by the shareholders of Dragons Soaring was determined on the basis of arm’s-length negotiations between Dragons Soaring and Bridgeway. The share exchange transaction with Dragons Soaring and the Stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and Bridgeway as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1.      ORGANIZATION (continued)

Immediately prior to the Share Exchange, the common stock of Dragons Soaring was owned by the following persons in the indicated percentages: Baoyuan Zhu (24.8%); Jianjun Gao (4.8%); Xiaoran Zhang (4.9%); Zhenxing Liu (4.5%); Kun Liu (4.5%); Weiwei Wang (4.00%), Jiujie Xu (4.6%), Ming Cheng (4.0%), Shuangsheng Li (3.8%), Jianfeng Zhang (4.2%), Jing Wang (4.3%), Ping Li (4.1%), Yan Zhang (4.9%), Shuangfei Zhai (4.3%), Wenqin Duan (4.8%), Qiaoli Zhang (4.9%), Xiaoqin Zheng (3.8%) and Li Yi (4.8%).

On June 15, 2012, Keri B. Bosch, our former President, Treasurer, Secretary and sole director, submitted a resignation letter pursuant to which she resigned from all offices that she held and as a director, effective upon the closing of the Exchange Agreement. In addition, on June 15, 2012 our board of directors made the following actions: (a) Baoyuan Zhu was appointed as Chairman of our board of directors; (b)  Zhengyuan Yan and JianjunGao were appointed as members of our board of directors; (c) Zhengyuan Yan was appointed to serve as Chief Executive Officer; and (d) Wenqi Yao was appointed to serve as Chief Financial Officer of the Company.

As a result of the acquisition of Dragons Soaring, the Company now owns all of the issued and outstanding capital stock of Dragons Soaring, which in turn owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Consulting. In addition, we effectively and substantially control Huludao Rescue through a series of captive agreements with Huashida Consulting.

Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”) is an entity in the Peoples’ Republic of China (“PRC”) formed on May 11, 2010 with registered capital of $73,200.  Huludao Rescue specializes in designing rescue equipment and security monitoring systems, provides product maintenance, and personnel training for product users. Huludao Rescue also introduces customers to rescue equipment manufacturers for rescue equipment purchases and rentals. Huludao Rescue’s main products are the design of rescue equipment and security monitoring systems, which are used for workers in underground mines until rescued when there is a mining accident.

On January 3, 2012, Huashida Information Consulting (Shenzhen) Co. Ltd. (“Huashida Consulting” or “WFOE”), a wholly-owned subsidiary of Huashi International entered into a series of contractual arrangements (“VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with shareholders of Huludao Rescue.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1.             ORGANIZATION (continued)

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE will provide technical support, consulting, training, marketing and operation consulting services to Huludao Rescue.  In consideration for such services, Huludao Rescue has agreed to pay an annual service fee to the WFOE in an amount equal 95% of Huludao Rescue’s annual net income with an additional payment of approximately US$15,800 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the shareholders of Huludao Rescue agree to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, part or all of the equity interests in Huludao Rescue held by the stockholders of Huludao Rescue.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Share Pledge Agreement:  Pursuant to the Share Pledge agreement, each of the stockholders of Huludao Rescue pledged their shares in Huludao Rescue, respectively, to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Huludao Rescue agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Huludao Rescue that would affect the WFOE’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled.

Call Option Agreement:  Pursuant to the Call Option agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Huludao Rescue held by each of the stockholders.  To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.16 (RMB1.00) or the minimum amount required by PRC law or government practice.  This Agreement remains effective until all the call options under the Agreement have been transferred to Huashida Consulting or its designated entities or natural persons.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1.             ORGANIZATION (continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Through the VIE agreements as disclosed in Note 1, the Company is deemed the primary beneficiary of Huludao Rescue.  Accordingly, the results of Huludao Rescue have been included in the accompanying consolidated financial statements. The following financial statement amounts and balances of Huludao Rescue have been included in the accompanying consolidated financial statements. Huludao Rescue has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Huludao Rescue do not have recourse to the Company’s general credit.

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash	$4,937,154	$2,960,284
Accounts receivable	190,473	366,671
Deferred income taxes	43,642	34,809
Prepaid expenses and other current assets	68,659	49,926

Total current assets	5,239,928	3,411,690

Fixed Assets	73,412	71,301
Less: accumulated depreciation	(41,849)	(29,943)

Fixed Assets, net	31,563	41,358

TOTAL ASSETS	$5,271,491	$3,453,048

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

LIABILITIES	June 30, 2012	December 31 2011
	(Unaudited)

Current liabilities:
Accounts payable	$488,310	$707,563
Advances from customers	162,788	3,535
Payroll Payable	95,121	93,051
Deferred revenue	174,567	139,236
Tax payable	400,950	296,131
Accrued expenses	12,015	31,952

Total current liabilities	1,333,751	1,271,468

TOTAL LIABILITIES	$1,333,751	$1,271,468

	For the three months ended June 30, (Unaudited)		For the six months ended June 30, (Unaudited)
	2012	2011	2012	2011

Total revenue	$1,510,309	$690,880	$2,692,862	$1,224,518
Net income	973,225	492,206	1,722,947	859,147

	For the six months ended June 30, (Unaudited)
	2012	2011

Net cash provided by operating activities	$1,945,551	$879,034
Net cash used in investing activities	(1,611)	(5,497)
Effect of exchange rate changes on cash	32,930	21,118

Net increase in cash	$1,976,870	$894,655

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements for the three and six months ended June 30, 2012, include Bridgeway, Dragons, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue.  The unaudited financial statements for the three and six months ended June 30, 2011, include Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue for comparative purpose only, as Dragons was not in existence at that time. All significant intercompany accounts and transaction has been eliminated in consolidation when applicable.

The Company believes that Huashida Consulting’s contractual agreements with Huludao Rescue are in compliance with PRC law and are legally enforceable.  The shareholders of Huludao Rescue are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Huludao Rescue and its shareholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Huludao Rescue or its shareholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arraignments through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Huludao Rescue, and its ability to conduct the Company’s business may be adversely affected.

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) The obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, has the unilateral ability to exercise those rights.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Huludao Rescue’s actual shareholders do not hold any kick-out rights that will affect the consolidation determination.

The unaudited interim financial statements of the Company as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K for the year ended December 31, 2011, previously filed with the SEC.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

All consolidated financial statements and notes to the consolidated financial statements are presented  in United States dollars (“US Dollar” or “US$” or “$”).

Change of Fiscal Year End Date

On June 15, 2012, in connection with the Share Exchange, the Company changed its fiscal year end date from October 31 to December 31. The operating expenses for Bridgeway from January 31, 2012 to June 15, 2012 (date of reverse acquisition), which were immaterial have been included in the consolidated statements of income and other comprehensive income for the three and six months ended June 30, 2012.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations

Almost all of the Company’s assets are located in the PRC.  The functional currency for the majority of the operations is the Renminbi (“RMB”).  For Huashi International, the functional currency for its majority of the operations is the Hong Kong Dollar (“HKD”) and US Dollar.  The Company uses the US Dollar for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. The consolidated statements of income and other comprehensive income amounts have been translated using the average exchange rate for the period presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2012		December 31, 2011		June 30, 2011
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of period end	0.1582	0.1289	0.1571	0.1287	N/A	N/A

Amounts included in the statement of income and statement of cash flows for the period	0.1581	0.1288	N/A	N/A	0.1527	0.1285

Foreign currency translation adjustments of $4,561 and $18,558 for the three months ended June 30, 2012 and 2011, respectively, and $33,388 and $31,342 for the six months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Service Revenues and Cost Recognition

The Company’s primary sources of revenues are derived from (a) design of security monitoring systems and rescue equipment, including rescue capsules for coal mine companies, (b) commissions from introducing customers to manufacturers for the purchase of rescue equipment that will be used in the mining industry, (c) rental commissions from introducing customers to companies for the rental of rescue capsules, which provide a temperate space for workers in an underground mine until rescued when there is a mining accident, and (d) revenues from providing maintenance and personnel training services to product users.  The Company’s revenue recognition policies comply with FASB ASC 605-35, “Construction-Type and Production-Type Contracts” (“ASC 605-35”).  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or service have been delivered and collectability of the resulting receivable is reasonably assured.

Revenues from design of security monitoring systems and rescue equipment with major customization, modification and development are recorded primarily under the percentage-of-completion method, in accordance with ASC 605-35, when the contracts fulfill the following criteria:

1.	Contract performance extends over long periods of time;

2.	The design involves significant customization, modification or development;

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Revenue and Cost Recognition (continued)

4.	Each element is essential to the functionality of the other elements of the contracts.

Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion.  The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Contract costs include all direct material, direct labor, subcontractor costs and those indirect costs related to contract performance.  If the contract provides services that are considered essential to the functionality of the rescue equipment and the security monitoring system, both the rescue product revenue and services are recognized under contract accounting in accordance with the provisions of ASC 605-35.  Losses on contracts are immediately recognized when they come known.

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized.  At June 30, 2012 and December 31, 2011, amounts over billed or under billed on uncompleted contracts were not material.

The Company makes recommendations to its customers for rescue equipment purchases from third party suppliers and for rental of rescue capsules from a related party (see note 6), within the cost range specified by its customers, or the Company can determine the rescue equipment to be used for specific projects based on the contract terms.  For rescue equipment used in projects that is purchased and leased from third parties, the Company generally earns a pre-negotiated commission from the third party manufacturers once the contract for the rescue equipment is signed by the customers and the manufacturer receives the initial deposit.  The pre-negotiated commissions from purchases and leases are calculated (a) for purchased equipment, the commission ranges from 10% to 20% of the purchase price; and (b) for leased equipment, the Company receives 20% of the total annual rent amount.  Rental commissions are received annually in advance and recognized monthly over the term of the lease agreements between third party manufacturers and customers.  The related cost of commissions, which is primarily the costs of safety inspection and training, are reflected as the reduction to commission revenue in the accompanying consolidated statements of income and other comprehensive income.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

The Company also enters into maintenance service contracts with its customers.  Maintenance service fees, included in sales in the accompanying consolidated statements of income and other comprehensive income, are received in advance and recognized monthly over the term of the maintenance service contracts between the Company and its customers.

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising cost was $6,794 and $1,537 for the three months ended June 30, 2012 and 2011, respectively, and $24,585 and $3,054 for the six months ended June 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable and accrued expenses and other payables.  As of June 30, 2012 and December 31, 2011, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2012 and December 31, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the prices paid to acquire the assets, and any expenditure that substantially increase the assets value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for fixed assets categories are as follows:

Machinery and equipment	3 years
Fixtures and furniture	5 years

Advances from Customers

Advances from customers primarily consist of payments received from customers by the Company for the design of the rescue equipment and monitoring systems.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Deferred revenue includes a) rental commissions received from a related party for introducing customers who rent mining rescue capsules; b) maintenance service fees received in advance from customers for maintenance services of rescue equipment and security monitoring systems.  These payments received but not yet earned are recognized as deferred revenue on the balance sheets.

Loans from Stockholders

Loans from stockholders, representing advances from stockholders, are non-interest bearing and are due on demand.

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  No impairment of long-lived assets was recognized for the periods presented.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The difference relates primarily to deferred revenue. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2012 and December 31, 2011, the Company had deferred income tax assets of $43,642 and $34,809, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2012 and December 31, 2011, the Company does not have a liability for any unrecognized tax benefits.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  The Company has fully funded the statutory reserve fund.

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications have no effect on previously reported earnings.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

3.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company's financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

4.             FIXED ASSETS

Fixed assets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011

Machinery and equipment	$66,958	$64,891
Fixtures and furniture	6,454	6,410

	73,412	71,301
Less: Accumulated depreciation	(41,849)	(29,943)

Fixed assets, net	$31,563	$41,358

Depreciation expense charged to operations for the three months ended June 30, 2012 and 2011 was $5,895 and $5,604, respectively, and $11,689 and $10,830 for the six months ended June 30, 2012 and 2011, respectively.

5.             LEASE OBLIGATIONS

The Company leases one of its offices at a monthly rental of approximately $2,100 under an operating lease which expired on April 30, 2012 and was renewed to April 30, 2014 at a monthly rental of approximately $2,200.  The Company leases another office at a monthly rental of approximately $1,100, under an operating lease expiring on December 31, 2014. The minimum future rentals under these leases as of June 30, 2012 are as follows:

Year Ending
December 31,	Amount

2012	$19,921
2013	39,841
2014	22,134

$81,896

Rent expense charged to operations for the three months ended June 30, 2012 and 2011 was $10,321 and $9,640, respectively and $19,921 and $19,240 for the six months ended June 30, 2012 and 2011, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

6.             RELATED PARTY TRANSACTION

Leasing commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (Heilongjiang Hefeng), for introducing customers who rent mining rescue capsules.  The Company’s majority shareholder, Mr. Baoyuan Zhu is also the owner of Heilongjiang Hefeng.  The Company recognizes lease commission revenue monthly when earned, which is based on a percentage of annual prepaid rent over the lease period.  For the three months ended June 30, 2012 and 2011, lease commission generated from Heilongjiang Hefeng was $40,488 and $0, respectively. For the six months ended June 30, 2012 and 2011, lease commission generated from Heilongjiang Hefeng was $64,031 and $0, respectively.

Future rental lease commissions to be earned as of June 30, 2012 are as follows:

Year Ending December 31,	Amount

2012	$107,113
2013	214,226
2014	214,226
2015	214,226
2016	214,226
Thereafter	767,969

$1,731,986

7.             FAIR VALUE MEASUREMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

7.             FAIR VALUE MEASUREMENTS (continued)

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value.

8.             INCOME TAXES

The provision for income taxes consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Current	$335,804	$176,235	$599,817	$299,732
Deferred	10,575	13,721	8,833	13,350

	$325,229	$162,514	$590,984	$286,382

The Company’s effective tax rate was the same as the statutory rate of 25% for the three and six months ended June 30, 2012 and 2011.  The Company’s tax filings for the years ended December 31, 2011 and 2010 were examined by the tax authorities in April 2012 and 2011.  The tax filings were accepted and no adjustments were proposed by the tax authorities.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

9.             CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

10.           SIGNIFICANT CUSTOMERS

The Company had two  customers which accounted for 60% and 34% of sales for the three months ended June 30, 2012 and 2011, respectively,  and the same two customers accounted for 62% and 18% of sales for the six months ended June 30, 2012 and 2011, respectively. The same two customers accounted for 75% and 66% of accounts receivable as of June 30, 2012 and Decemeber 31, 2011, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Current Report on Form 8-K/A filed with the SEC on August 1, 2012.

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

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Reports on Form 8-K/A as filed with the SEC on August 1, 2012.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

China Hefeng Rescue Equipment, Inc. (“the Company,” formerly known as Bridgeway Acquisition Corp.) was incorporated in the State of Delaware on October 22, 2010. Since inception until the closing of the Exchange Agreement, the Company has been a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company changed its name from Bridgeway Acquisition Corp. to China Hefeng Rescue Equipment, Inc. on August 1, 2012.

We conduct our operations through our consolidated affiliated Huludao Hefeng Rescue Equipment Co., Ltd. (hereinafter referred to as “Huludao Rescue”).  Huludao Rescue, founded in May, 2010, is a company specializing in mining equipment design, mine safety system research, sales agent of mining equipment and leasing agent of rescue capsules. The Huludao Rescue is located in integrated industrial park of Beigang Industrial Park of Huludao City, People’s Republic of China.

Recent Developments

Debt Cancellation

On June 14, 2012, we entered into a Debt Cancellation Agreement with Bosch Equities, L.P., Keri Bosch and Devin Bosch (the “Boschs”), pursuant to which all outstanding debt owed to the Boschs was cancelled in exchange for 880,000 shares of common stock of Bridgeway.   At the time of the debt cancellation, the amount of outstanding debt owed to the Boschs was estimated to be $8,088.  Keri Bosch, the Company’s former sole director and officer is the sole shareholder of KBB Financial, Inc., Bosch Equities, L.P.’s General Partner.  At the time of the transaction Bosch Equities, L.P. was the Company’s sole shareholder.

Acquisition of Dragons Soaring

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring and its shareholders (the “Stockholders”), whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Stockholders of Dragons Soaring became our controlling stockholders. The amount of consideration received by the shareholders of Dragons Soaring was determined on the basis of arm’s-length negotiations between Dragons Soaring and the Company. The share exchange transaction with Dragons Soaring and the Stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

Immediately prior to the Share Exchange, the common stock of Dragons Soaring was owned by the following persons in the indicated percentages: Baoyuan Zhu (24.8%); Jianjun Gao (4.8%); Xiaoran Zhang (4.9%); Zhenxing Liu (4.5%); Kun Liu (4.5%); Weiwei Wang (4.00%), Jiujie Xu (4.6%), Ming Cheng (4.0%), Shuangsheng Li (3.8%), Jianfeng Zhang (4.2%), Jing Wang (4.3%), Ping Li (4.1%), Yan Zhang (4.9%), Shuangfei Zhai (4.3%), Wenqin Duan (4.8%), Qiaoli Zhang (4.9%), Xiaoqin Zheng (3.8%) and Li Yi (4.8%).

On June 15, 2012, Keri B. Bosch, our former President, Treasurer, Secretary and sole director, submitted a resignation letter pursuant to which she resigned from all offices that she held and as a director, effective upon the closing of the Exchange Agreement. In addition, on June 15, 2012 our board of directors made the following actions: (a) Baoyuan Zhu was appointed as Chairman of our board of directors; (b)  Zhengyuan Yan and JianjunGao were appointed as members of our board of directors; (c) Zhengyuan Yan was appointed to serve as Chief Executive Officer; and (d) Wenqi Yao was appointed to serve as Chief Financial Officer of the Company.

As a result of our acquisition of Dragons Soaring, we now own all of the issued and outstanding capital stock of Dragons Soaring, which in turn owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Consulting. In addition, we effectively and substantially control Huludao Rescue through a series of captive agreements with Huashida Consulting.

Dragons Soaring was established in the British Virgin Islands on December 2, 2011.   Huashi International was established in Hong Kong on August 10, 2010 to serve as an intermediate holding company. Huashida Consulting was established in the PRC on October 19, 2010. Huludao Rescue, our operating consolidated affiliate, was established in the PRC on May 11, 2010. On October 11, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Huashida Consulting by Huashi International, a Hong Kong entity.

The “certificate of approval” is necessary for a Hong Kong foreign-owned enterprise to register a wholly foreign owned entity (“WFOE”) in China, and to get approval from both the State Administration of Foreign Exchange (SAFE) and the Trade and Industrial Bureau for the initial investment of funds by the HK company into the WFOE. Only with their approvals, along with the ‘certificate of approval for establishment of enterprises with investment of Taiwan, Hong Kong, Macao and overseas Chinese in the people’s republic of China’ can a WFOE be established in China.

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Huludao Rescue.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On January 3, 2012, prior to the reverse acquisition transaction, Huashida Consulting and Huludao Rescue and its shareholders, Baoyuan Zhu and JianjunGao, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Huludao Rescue became Huashida Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Huludao Rescue falls under an industry that is not a restricted or forbidden to foreign investment, PRC regulations do require only certain methods of foreign ownership are permissible.  Stock exchanges are not a permissible method of gaining foreign ownership of a PRC operating company under current PRC regulations.  As a result, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Huludao Rescue.  The VIE Agreements included:

(1)
an Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting is to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month (approximately $15,000 US).

(2)
a Call Option Agreement among Baoyuan Zhu, Jianjun Gao, and Huashida Consulting under which the shareholders of Huludao Rescue have granted to Huashida Consulting the irrevocable right and option to acquire all of the equity interests in Huludao Rescue to the extent permitted by PRC law. If PRC law limits the percentage of Huludao Rescue that Huashida Consulting may purchase at any time, then Huashida Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00($0.16 US) or any higher price required by PRC law. Huludao Rescue shareholders agreed to refrain from taking certain actions which might harm the value of Huludao Rescue or Huashida Consulting’s option;

(3)
a Proxy Agreement by Baoyuan Zhu and Jianjun Gao pursuant to which they each authorize Huashida Consulting to designate someone to exercise all of their shareholder decision rights with respect to Huludao Rescue; and

(4)
A Share Pledge Agreement between Baoyuan Zhu, Jianjun Gao, Huludao Rescue,and Huashida Consulting under which the shareholders of Huludao Rescue have pledged all of their equity in Huludao Rescue to Huashida Consulting to guarantee Huludao Rescue’s and Huludao Rescue’s shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.  As discussed above, share exchanges are not permitted methods to transfer ownership of PRC operating companies to foreign investors.  As a result, the VIE agreements through the Call Option and Share Pledge Agreement, attempt to give Huashida Consulting the option to gain actual ownership of the shares of Huludao Rescue in the event it is can be achieved in accordance with PRC laws.   The transfer of ownership interests in Huludao Rescue to Huashida Consulting would be beneficial to U.S. investors because having ownership control, in contrast to contractual rights over Huludao Rescue, strengthens the control the US parent company has over the operating company Huludao Rescue.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements” included in our Current Report on Form 8-K/A filed with the SEC on August 1, 2012.

Under the terms of the VIE Agreements, Huludao Rescue and its shareholders are contractually required to operate Huludao Rescue prudently and effectively in a manner intended to maximize the benefit to Huashida Consulting.  Without the consent of Huashida Consulting, Huludao Rescue’s shareholders may not allow it to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its shareholders outside of the ordinary course of business; appoint or remove any of Huludao Rescue’s directors or management; make any distribution of profits or dividends; or be terminated, liquidated or dissolved.

However, Huludao Rescue is not specifically prohibited from acting in certain ways which could reduce its value to the Company.  For example, Huludao Rescue can pay its officers and directors compensation without Huashida Consulting’s consent, and such compensation could reduce the net profits payable by Huludao Rescue to Huashida Consulting under the terms of the Exclusive Technical Service and Business Consulting Agreement.  Furthermore, Huludao Rescue’s directors and officers are affiliates of China Hefeng Rescue Equipment, Inc.: Baouyan Zhu is the Chairman of both Huludao Rescue and China Hefeng Rescue Equipment, Inc.;  Zhengyuan Yan is a Director and the Chief Executive Officer of both Huludao Rescue and China Hefeng Rescue Equipment, Inc.; Wenqi Yao is the Chief Financial Officer of both Huludao Rescue and China Hefeng Rescue Equipment, Inc.; and Jianjun Gao is a Director of both Huludao Rescue and China Hefeng Rescue Equipment, Inc.

The foregoing description of the terms of the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement, the Proxy Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the current report on Form 8-K/A filed with the SEC on August 1, 2012, respectively, which are incorporated by reference herein.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
Growth in the Chinese Economy - We operate our facilities in China and derive all of our revenues from services to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. Concurrent with this growth, domestic demand for our products has also increased. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession.

●
Growth of Demand in the Mining Safety and Equipment Market –
Developed countries have a certain scale of development and utilization of mining security production space, but still far from meeting the demand, meanwhile the market in developing countries is just in its infancy. According to the third strategic objective from the Chinese Central Authorities, by the middle period of this century, China is going to accomplish industrialization and modernization. Building a strong and competitive mining rescue equipment industry is an inevitable choice to accomplish modernization.

●
Demand for our Services–
At present there are only a few large-scale mines utilizing mine rescue equipment, and not many enterprises engaging in the rescue product market.  We believe due to the government’s emphasis on mine safety, demand in this market will increase significantly

●
PRC Government Policy Promoting Safety in the Mining Industry-
The Chinese government has implemented policies encouraging mine safety as shown in the following government statements:

1.    “Circular of the State Council on further strengthening enterprise safety production” (GF [2010] No. 23) expressly specifies: coal mines and non coal mines shall formulate and implement the production technology and equipment standards, install monitoring and controlling system, underground personnel tracking system, emergency system, pressure self-rescue system, water rescue system, communication system and other technical equipments, and complete the tasks within 3 years.

2.     “Circular of State Administration of Coal Mine Safety of the National Security Supervision Administration on issuing the interim provisions of establishment and administration of coal mine underground emergency system” (AJZMZ [2011] No.15): By June, 2012, all mines with coal and gas outburst must have completed the establishment and improvement of emergency system.

3.     The document [MAJSHB 2009 No. 34] issued by the office of State Administration of Coal Mine Safety: “Circular on completing the pilot project declaration of coal mine underground shelter {rescue capsules} establishment”. In 2010, all related mine enterprises required by Administration of Coal Mine Safety of Hebei, Shanxi, Liaoning, Heilongjiang, Anhui, Henan and Shandong: coal mines such as Shenlong, Zhongmei, Kailuan, Yangquan, Jincheng, Lu’an, Tiefa, Longmei, Huai’an, Pingdingshan shall complete the trial work of shelter {rescue capsules} establishment, and prepare for the 2012 comprehensive promotions.

Results of Operations (All in US Dollars)

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of the results of operations of the consolidated financial statements of Dragons Soaring during the three months period ended June 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Percentage
	2012	2011	Change
Service revenue	$776,241	$976,108	(20%)
Cost of services	(500,760)	(623,565)	(19%)
Gross profit	275,481	352,543	(22%)
Commission Revenue
Commissions	1,881,701	574,646	227%
Rental commission-related party	40,488	-	100%
Cost of commissions	(687,569)	(234,969)	193%
Net Commissions	1,234,620	339,677	263%
Selling and marketing expenses	31,742	13,361	138%
General and administrative expenses	148,892	31,116	379%
Income before provision for income taxes	1,329,467	647,743	105%
Provision for income taxes	325,229	162,514	100%
Net income before noncontrolling interests	1,004,238	485,229	107%
Noncontrolling interests	48,654	24,377	100%
Net income attributable to common stockholders	955,584	460,852	107%
Other comprehensive income:	4,561	18,558	(75%)
Total comprehensive income	$960,145	$479,410	100%

Service revenue. Our service revenue decreased to $776,241 in the three months ended June 30, 2012 from $976,108 in the three months ended June 30, 2011, representing a 20% decrease.  This decrease was mainly due to the change of our focus of sales from hardware design and software development to commission business. The following table sets forth certain detailed information regarding our service revenue for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
			Change
	2012	2011	Amount	%
Hardware design revenue	$-	$411,148	$(411,148)	(100%)
Software development revenue	729,328	517,608	211,720	41%
Training revenue	16,590	27,666	(11,076)	(40%)
Revenue from system maintenance	30,323	19,686	10,637	54%
Total service revenue	$776,241	$976,108	$(199,867)	(20%)

In prior periods hardware design and software development comprised of our main revenue stream. For the three months ended June 30, 2012, hardware design decreased by $411,148 to $0, or by 100%, from $411,148 for the three months ended June 30, 2011. The reason for such a decrease was due to the change of our focus on the type of sales from hardware design and software development to commission business. For the three months ended June 30, 2012, software development revenue increased by $211,720 to $729,328, or by 41%, from $517,608 for the three months ended June 30, 2011.  The increase was due to the increased development efficiency. More projects being completed within the same period of time than before. And since the software development is recognized through the amount of work at completion, the revenue of software development is hence increased. For the three months ended June 30, 2012, comparing with the material decrease of hardware design, our commission revenue was increased by $1,347,543 to $1,922,189, or by 234%, from $574,646 for the three months ended June 30, 2011.  The increase in commission revenue was due to high gross margin. Commission revenue has low cost, and the company has focused more attention to develop more clients in the period covered by this report to create more commission revenue compared to the less commission revenue in the first half year of 2011 with fewer clients.

We also provide hardware training and software system maintenance service to our customers. For the three months ended June 30, 2012 and 2011, immaterial revenue was generated from these two services.

Cost of Services. Our cost of services decreased to $500,760 in the three months ended June 30, 2012 from $623,565 in the three months ended June 30, 2011, representing a 19% decrease. The costs primarily comprised of outsourcing costs, employees’ salaries and insurance and official expenses. This decrease was mainly due to the change of our focus to commission revenue, which made the cost of services proportional decrease to the decrease in service revenue.

Gross Profit. Our gross profit decreased to $275,481 in the three months ended June 30, 2012 from $352,543 in the three months ended June 30, 2011, representing a 22% decrease. The decrease in the gross profit was primarily due to the decrease in number of projects engaged and the increase in outsourcing costs in the three months ended June 30, 2012. Our gross profit ratio decreased from 36% to 35% in the three months ended June 30, 2011 to 2012, which is consistent.

Commission Revenue. Through the mining hardware design for mining hardware manufactures and mining security software development for middle and small size private mines, we have a large number of mining market channels. Up to now, we have established business circles in coal mines centralized areas in the three northeastern provinces and North China, and have become an important partner for those coal mine enterprises in these areas, which are all our core clients and with which we have a steady and synergetic cooperative relationship.  We introduce the mining hardware manufacturers to the middle and small size private mines when they require hardware for their mining facilities. We sign with the mining facility manufacturers and generate sales commission when the mining facilities are sold and delivered to the customers we introduced.

Our sales commission revenue increased to $1,881,701 in the three months ended June 30, 2012 from $574,646 in the three months ended June 30, 2011, representing a 227% increase. The increase in the commission revenue was primarily due to the increase in the number of mining equipment sales referrals.We also generate lease commission from our related party, Heilongjiang Hefeng Rescue Equipment Co., Ltd, which is a mining rescue equipment manufacturer that produces rescue capsules. We introduced customers to Heilongjiang Hefeng to lease its core products for 6 to 10 years and receive 20% of the annual lease as our lease commission. For the three months ended June 30, 2012, the lease commission from our related party was $40,488 compared to $0 for the three months ended June 30, 2011.

Cost of Commissions. The costs of commission revenue primarily include the costs of safety inspection, training and the selling tax. The selling tax is calculated as 5% of the total commission revenue under China tax law. The total cost of commission revenue was $687,569 and $234,969, respectively for the three months ended June 30, 2012 and 2011. The increase in commission revenues caused the increase in the selling tax. In addition, the outsourced services for safety inspection and training also caused the increase in cost of commissions.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $31,742 in the three months ended June 30, 2012 from $13,361 in the three months ended June 30, 2011, representing a 138% increase. Our selling and marketing expenses primarily comprised of salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff. The increase in selling and marketing expenses was mainly due to the increase in the number of sales staff.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $148,892 in the three months ended June 30, 2012 from $31,116 in the three months ended June 30, 2011, representing a 379% increase. Our G&A expenses primarily comprised of G&A employees’ salaries, insurance and any expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, therefore, our G&A expenses largely increased. In addition, as we hope to be traded in the over the counter market in the United States, expenses incurred for attorneys, auditors and financial advisors were increased as well.

Provision for Income Taxes.  Our provision for income taxes increased to $325,229 in the three months ended June 30, 2012 from $162,514 in the three months ended June 30, 2011, representing a 100% increase. Our effective tax rate was the same as the statutory rate of 25% for the three months ended June 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our service and commission revenue which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders increased to $955,584 in the three months ended June 30, 2012 from $460,852 in the three months ended June 30, 2011, representing a 107% increase. This increase was mainly due to the increase in our service and commission revenue.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2012 and 2011, foreign currency translation adjustments of $4,561 and $18,558 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of the results of operations of Huludao Rescue during the six months period ended June 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	Percentage
	2012	2011	Change
Service revenue	$1,448,090	$2,049,870	(29%)
Cost of service	(978,333)	(1,219,256)	(20%)
Gross profit	469,757	830,614	(43%)
Commission Revenue
Commissions	3,495,022	774,609	351%
Rental commission-related party	64,031	-	100%
Cost of commissions	(1,335,948)	(380,705)	252%
Net Commissions	2,223,105	393,904	463%
Selling and marketing expenses	75,930	25,740	195%
General and administrative expenses	226,789	58,284	289%
Income before provision for income taxes	2,390,143	1,140,494	110%
Provision for income taxes	590,984	286,382	106%
Net income before noncontrolling interests	1,799,159	854,112	111%
Noncontrolling interests	96,147	42,957	101%
Net income attributable to common stockholders	1,713,012	811,155	111%
Other comprehensive income:	33,388	31,342	7%
Total comprehensive income	$1,746,400	$842,497	107%

Service revenue. Our service revenue decreased to $1,448,090 in the six months ended June 30, 2012 from $2,049,870 in the six months ended June 30, 2011, representing a 29% decrease.  This decrease was mainly due to the change of our focus of sales from hardware design and software development to commission business. The following table sets forth certain detailed information regarding our service revenue for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
			Change
	2012	2011	Amount	%
Hardware design revenue	$197,230	$920,476	$(723,246)	(79%)
Software development revenue	1,160,296	1,067,678	92,618	9%
Training revenue	16,600	38,098	(21,498)	(56%)
Revenue from system maintenance	73,964	23,618	50,346	213%
Total revenue	$1,448,090	$2,049,870	$(601,780)	(29%)

Hardware design and software development comprised of our main revenue stream. For the six months ended June 30, 2012, hardware design decreased by $723,246 to $197,230, or by 79%, from $920,476 for the six months ended June 30, 2011. The reason for such a decrease was due to the change of our focus on these type of sales from hardware design and software development to commission business For the six months ended June 30, 2012, software development revenue increased by $92,618 to $1,160,296, or by 9%, from $1,067,678 for the six months ended June 30, 2011.  The increase was due to the increased development efficiency. More projects being completed within the same period of time than before. And since the software development is recognized through the amount of work at completion, the revenue of software development is hence increased.]. For the six months ended June 30, 2012, comparing with the material decrease of hardware design, our commission revenue was increased by $2,784,444 to $3,559,053, or by 359%, from $774,609 for the six months ended June 30, 2011.  In increase in commission revenue was due to high gross margin. Commission revenue has low cost, and the company has focused more attention to develop more clients in the period covered by this report to create more commission revenue compared to the less commission revenue in the first half year of 2011 with fewer clients.

We also provide hardware training and software system maintenance service to our customers. For the six months ended June 30, 2012 and 2011, immaterial revenue was generated from these two services.

Cost of Sales. Our cost of sales decreased to $978,333 in the six months ended June 30, 2012 from $1,219,256 in the six months ended June 30, 2011, representing a 20% decrease. The costs primarily comprised of outsourcing costs, employees’ salaries and insurance and official expenses. The decrease of costs was primarily due to fewer projects in the six months ended June 30, 2012.

Gross Profit. Our gross profit decreased to $469,757 in the six months ended June 30, 2012 from $830,614 in the six months ended June 30, 2011, representing a 43% decrease. The decrease in the gross profit was primarily due to the decrease in number of projects and the increase in outsourcing costs in the six months ended June 30, 2012. Our gross profit ratio decreased to 32% from 40% in the six months ended June 30, 2012 to 2011. There were two main reasons for the decrease in our gross profit ratio. First, there were more outsourcing costs incurred. As we changed our focus on sales commission, our employees who worked for hardware design or software development were internally transferred to do the sales commission business. We had to outsource for our prior and new engagements causing the increase in outsourcing costs. Second, due to inflation in China, the salaries, employees’ social insurances and other daily expenses also increased. However, as our projects normally take a long cycle to design and develop, the contractual amount was not increased. As a result, it caused a decrease in our gross profit ratio.

Commission Revenue. Through the mining hardware design for mining hardware manufacturers and mining security software development for middle and small size private mines, we have a large number of mining market channels. We have an established business circle in coal mines centralized areas in the three northeastern provinces and North China, and have become an important partner for those coal mine enterprises, which are all our core clients and with which we have a steady and synergetic cooperative relationship We introduce the mining hardware manufacturers to the middle and small size private mines if they have demand for their mining facilities. We sign with the mining facility manufacturers and generate sales commission when the mining facilities are sold and delivered to the customers we introduced.

Our sales commission revenue increased to $3,495,022 in the six months ended June 30, 2012 from $774,609 in the six months ended June 30, 2011, representing a 351% increase. The increase in the commission revenue was primarily due to the increase in the number of mining equipment sales referrals in the six months ended June 31, 2012.We also generate lease commission from our related party, Heilongjiang Hefeng Rescue Equipment Co., Ltd, which is a mining rescue equipment manufacturer that produces rescue capsules. We introduce customers to Heilongjiang Hefeng to lease its core products for 6 to 10 years and receive 20% of the annual lease as our commission. For the six months ended June 30, 2012, the lease commission from the related party was $64,031 comparing $0 for the six months ended June 30, 2011.

Cost of Commissions. The costs of commission revenue primarily include the costs of safety inspection and training and selling tax. The selling tax was calculated as 5% of the total commission revenue under China tax law. The total cost of commission revenue was $1,335,948 and $380,705, respectively for the six months ended June 30, 2012 and 2011. The increase in commission revenue primarily caused the increase in selling tax. In addition, the outsourced services for safety inspection and training also caused the increase in our cost of commissions.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $75,930 in the six months ended June 30, 2012 from $25,740 in the six months ended June 30, 2011, representing a 195% increase. Our selling and marketing expenses primarily comprised of salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff. The increase in selling and marketing expenses was mainly due to the increase in the number of sales staff.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $226, 789 in the six months ended June 30, 2012 from $58,284 in the six months ended June 30, 2011, representing a 289% increase. Our G&A expenses primarily comprised of G&A employees’ salaries, insurance and any expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, therefore, our G&A expenses were increased. In addition, as we hope to be traded in the over the counter market in the United States, expenses incurred for attorneys, auditors and financial advisors were increased as well.

Provision for Income Taxes.  Our provision for income taxes increased to $590,984 in the six months ended June 30, 2012 from $286,382 in the six months ended June 30, 2011, representing a 106% increase. Our effective tax rate was the same as the statutory rate of 25% for the six months ended June 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our sales and commission revenue which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders increased to $1,713,012 in the six months ended June 30, 2012 from $811,155 in the six months ended June 30, 2011, representing a 111% increase. This increase was mainly due to the increase in our sales and commission revenue.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2012 and 2011, foreign currency translation adjustments of $33,388 and $31,342 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $4,968,409, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all the six month periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by (used in) operating activities	$1,928,348	$874,014
Net cash provided by (used in) investing activities	(1,611)	(5,497)
Net cash provided by (used in) financing activities	(122,316)	(51,181)
Effects of Exchange Rate Change in Cash	33,189	21,808
Net Increase in Cash and Cash Equivalents	1,837,610	839,144
Cash and Cash Equivalent at Beginning of the Period	3,130,799	1,519,088
Cash and Cash Equivalent at End of the Period	$4,968,409	$2,358,232

Operating activities

Cash provided by operating activities was $1,928,348 for the six months ended June 30, 2012, as compared to $874,014 for the six months ended June 30, 2011. The change is attributable to an increase in our net income and accounts payable.

Investing activities

Net cash used in investing activities was 1,611 for the six months ended June 30, 2012, as compared to $5,497 for the six months ended June 30, 2011. The change is attributable to less fixed assets purchased in 2012.

Financing activities

Net cash used by financing activities was $122,316 for the six months ended June 30, 2012, as compared to $51,181 for the six months ended June 30, 2011. The change is attributable to the change in repayments to related parties.

Subsequent to the share exchange described above in the recent development section,  our current organizational structure is as follows:

Transfer of Cash

All of our revenues are earned by Huludao Rescue or Huashida Information Consulting (Shenzhen) Co., Ltd., our PRC affiliate and subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital (Registered capital is HKD1,000,000). Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Huashi International Holding Group Limited, a Hong Kong corporation and Huashida Information Consulting (Shenzhen) Co., Ltd, a WFOE, builds a bridge to transfer funds between outside PRC and inside PRC. There are two ways for foreign cash being transferred into Chinese subsidiaries:

(1). Capital funds: At the beginning of the establishment of the WFOE (Huashida Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were provided by Hong Kong Holding (Huashi International) into its wholly foreign owned enterprise established in mainland China, namely Huashida Consulting.

(2). Raised capital: any capital raised by China Hefeng Rescue Equipment, Inc. will, in compliance with the provisions of PRC Sino-Foreign Equity Joint Venture Law, be povided directly into Huludao Rescue by Huashi International (HK company) by changing Huludao Rescue (PRC VIE) into an equity joint venture with Huashi International (HK company). As long as the Hong Kong Holding company holds up to or more than 95% of the interest of Huludao Rescue, Huashida Consulting (WFOE) will be withdrawn from the corporate structure.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting (WFOE) and Huludao Rescue, Huashida Consulting is to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month (approximately $15,000 US). As a result, there are also two ways to transfer the funds from inside PRC to outside PRC:

(1). According to the provisions of Service Fee in Article 3 of Exhibit 10.1 to our current report on Form 8-K/A filed on August 1, 2012, Exclusive Technology Service and Business Consulting Agreement, 95% net income of Huludao Rescue will be paid to Huashida Consulting as service fee, and in turn Huashida Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law transfer this income to Huashi International (HK company) in the ways of profit distribution.

(2). According to the provisions of Service Fee in Article 3 of Exhibit 10.1 to our current report on Form 8-K/A filed on August 1, 2012, Exclusive Technology Service and Business Consulting Agreement, a management fee of RMB100,000 ($15,170) will be paid to Huashida Consulting each month, and in turn Huashida Consulting will be in compliance with the provisions of PRC Foreign-Owned Enterprise Law transfer this income to Huashi International (HK company) in the ways of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within the corporate structure. However, when the funds are transferred inside PRC to outside PRC, all the transferred amounts will be reported to national tax bureau to examine whether the local and national taxes have been fully paid by Huludao Rescue and Huashida Consulting.

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign Currency Translations

All Company assets are located in the People’s Republic of China (“PRC”). The functional currency for the majority of the Company’s operations is the RMB. The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of the Company have been translated into US dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

Revenue and Cost Recognition

The Company’s primary sources of revenues are derived from (a) design of security monitoring systems and rescue equipment, including rescue capsules for coal mine companies, (b) commissions from introducing customers to manufacturers for the purchase of rescue equipment that will be used in the mining industry, (c) rental commissions from introducing customers to companies for the rental of rescue capsules, which provide a temperate space for workers in an underground mine until rescued when there is a mining accident, and (d) revenues from providing maintenance and personnel training services to product users.  The Company’s revenue recognition policies comply with FASB ASC 605-35, “Construction-Type and Production-Type Contracts” (“ASC 605-35”).  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or service have been delivered and collectability of the resulting receivable is reasonably assured.

Revenues from sale of security monitoring systems and rescue equipment with major customization, modification and development are recorded primarily under the percentage-of-completion method, in accordance with ASC 605-35, when the contracts fulfill the following criteria:

1.	Contract performance extends over long periods of time;

2.	The design involves significant customization, modification or development;

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and

4.	Each element is essential to the functionality of the other elements of the contracts.

Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Contract costs include all direct material, direct labor, subcontractor costs and those indirect costs related to contract performance. If the contract provides services that are considered essential to the functionality of the rescue equipment and the security monitoring system, both the rescue product revenue and services are recognized under contract accounting in accordance with the provisions of ASC 605-35.  Losses on contracts are immediately recognized when they come known.

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed. “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized. At June 30, 2012 and 2011, amounts over billed and under billed on uncompleted contracts were immaterial.

The Company makes recommendations to its customers for rescue equipment purchases from third party suppliers and for rental of rescue capsules from a related party within the cost range specified by its customers, or the Company can determine the rescue equipment to be used for specific projects based on the contract terms. For rescue equipment used in projects that is purchased and leased from third parties, the Company generally earns a pre-negotiated commission from the third party manufacturers once the contract for the rescue equipment is signed by the customers and the manufacturer receives the initial deposit. The pre-negotiated commissions from purchases and leases are calculated (a) for purchased equipment, the commission ranges from 10% to 20% of the purchase price; and (b) for leased equipment, the Company receives 20% of the total annual rent amount.  Rental commissions are received annually in advance and recognized monthly over the term of the lease agreements between third party manufacturers and customers.  The related cost of commissions, which is primarily the costs of safety inspection and training, are reflected as the reduction to commission revenue in the accompanying statements of income and other comprehensive income.

The Company also enters into maintenance service contracts with its customers.  Maintenance service fees, included in sales in the accompanying statements of income and other comprehensive income, are received in advance and recognized monthly over the term of the maintenance service contracts between the Company and its customers.

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

Not applicable.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of June 15, 2012, among the Company, Dragons Soaring Limited (BVI), the shareholders of Dragons Soaring Limited (BVI), and Bosch Equities L.P. (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K/A filed with the SEC on August 1, 2012).

10.1
Debt Cancellation Agreement between the Company, Keri Bosch, Devin Bosch, and Bosch Equities, L.P., dated June 14, 2012.  (incorporated by reference to Exhibit 10.14  to the registrant’s Form 8-K filed with the SEC on June 15, 2012).

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: August 17, 2012	By:	/s/ Zhengyuan Yan
Zhengyuan Yan Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2012	By:	/s/Wenqi Yao
Wenqi Yao Chief Financial Officer (Principal Financial Officer)