Form 10-Q
period 2012-09-30
China Hefeng Rescue Equipment, Inc.
filed 2012-11-14
CIK 1506215

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File No. 0-54224

CHINA HEFENG RESCUE EQUIPMENT, INC.
(Exact Name of Registrant in its Charter)

Delaware	80-0654192
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

No. 88, Taishan Street, Beigang Industrial Zone, Longgang District, Huludao, Liaoning Province, P.R. China
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 86-0429-3181998

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 14, 2012
Common Voting Stock: 33,600,000

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (IN U.S. $)

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash	$6,718,979	$3,130,799
Accounts receivable	153,953	366,671
Deferred income taxes	55,857	34,809
Prepaid expenses and other current assets	58,581	49,926

Total current assets	6,987,370	3,582,205

Fixed Assets	73,273	71,301
Less: accumulated depreciation	(47,661)	(29,943)

Fixed Assets, net	25,612	41,358

TOTAL ASSETS	$7,012,982	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2012	December 31, 2011
	(Unaudited)
Current liabilities:
Accounts payable	$344,380	$708,742
Advances from customers	409,751	3,535
Deferred revenue	372,157	139,236
Loan from stockholders	43,611	161,765
Payroll payable	99,482	93,679
Taxes payable	462,520	296,131
Accrued expenses	17,681	34,953

Total current liabilities	1,749,582	1,438,041

Stockholders’ equity:
Common stock, $.0001 Par; 300,000,000 shares authorized;
33,600,000 and 31,920,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3,360	3,192
Additional paid-in capital	146,175	96,343
Retained earnings	4,758,261	1,900,480
Statutory reserve fund	35,031	35,031
Other comprehensive income	67,484	41,397

Stockholders’ equity before noncontrolling interests	5,010,311	2,076,443
Noncontrolling interests	253,089	109,079

Total Stockholders’ equity	5,263,400	2,185,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,012,982	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service revenue	$978,533	$697,545	$2,426,623	$2,747,415
Cost of service	(598,621)	(490,113)	(1,576,954)	(1,709,369)

Gross profit	379,912	207,432	849,669	1,038,046

Commission - manufacturers	2,063,860	247,750	5,558,882	1,022,359
Rental commissions – related party	64,739	4,099	128,770	4,099
Cost of commissions	(770,493)	(227,449)	(2,106,441)	(608,154)

Commission income – net	1,358,106	24,400	3,581,211	418,304

Gross profit and commission income – net	1,738,018	231,832	4,430,880	1,456,350

Operating expenses:
Selling and marketing	42,410	16,500	118,340	42,240
General and administrative	107,233	38,281	334,022	96,565

Total operating expenses	149,643	54,781	452,362	138,805

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income before income taxes	1,588,375	177,051	3,978,518	1,317,545
Provision for income taxes	385,743	44,674	976,727	331,056

Net income	1,202,632	132,377	3,001,791	986,489
Noncontrolling interests	(57,863)	(6,778)	(144,010)	(49,735)

Net income attributable to common stockholders	1,144,769	125,599	2,857,781	936,754

Other comprehensive income:
Foreign currency translation adjustment	(7,301)	9,953	26,087	41,295

Total comprehensive income	$1,137,468	$135,552	$2,883,868	$978,049

Earnings per common share, basic and diluted	$0.03	$0.00	$0.09	$0.03

Weighted average shares outstanding, basic and diluted	33,600,000	31,920,000	32,579,556	31,920,000

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, December 31, 2011	$3,192	$96,343	$1,900,480	$109,079	$35,031	$41,397	$2,185,522
Reverse merger adjustment	168	(168)	-	-	-	-	-
Subscription received – Dragons Soaring		50,000					50,000
Net Income	-	-	2,857,781	144,010	-	-	3,001,791
Other Comprehensive income	-	-	-	-	-	26,087	26,087

Balance, September 30, 2012	$3,360	$146,175	$4,758,261	$253,089	$35,031	$67,484	$5,263,400

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED) (IN U.S. $)

	2012	2011

Cash flows from operating activities:
Net income	$3,001,791	$986,489
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	17,576	16,505
Deferred income taxes	(21,048)	(32,984)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	212,718	(79,709)
(Increase) in prepaid expenses and other current assets	(8,655)	(10,121)
(Decrease) increase in accounts payable	(364,362)	91,976
Increase (decrease) in advances from customers	406,216	(261,538)
Increase in deferred revenue	232,921	131,931
Increase (decrease) in taxes payable	166,389	(67,787)
Increase in payroll payable	5,803	45,843
(Decrease) increase in accrued expenses	(17,272)	1,017

Net cash provided by operating activities	3,632,077	821,622

Cash flows from investing activities:
Purchase of fixed assets	(1,610)	(5,533)

Cash flows from financing activities:
Collection of subscription receivable – Dragons Soaring	50,000	-
Proceeds from stockholder loans	25,131	150,790
Repayment of stockholder loans	(143,340)	(87,828)

Net cash (used in) provided by financing activities	(68,209)	62,962

Effect of exchange rate changes on cash	25,922	31,253

Net increase in cash	3,588,180	910,304
Cash, beginning	3,130,799	1,519,088

Cash, ending	$6,718,979	$2,429,392

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED) (IN U.S. $)

	2012	2011

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$845,814	$432,878

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

1.           ORGANIZATION

On August 1, 2012, China Hefeng Rescue Equipment, Inc. (formally known as Bridgeway Acquisition Corp., the “Company”) filed an amendment to change its name from “Bridgeway Acquisition Corp.” (“Bridgeway”) to “China Hefeng Rescue Equipment, Inc.” Bridgeway was incorporated in the State of Delaware on October 22, 2010. Since inception until the closing of the Exchange Agreement, the Company has been a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

Dragons Soaring Limited (“Dragons Soaring”), incorporated in the Territory of the British Virgin Islands (“BVI”) on December 2, 2011, was formed for the purposes of effecting a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses.

On January 5, 2012, Dragons Soaring acquired 10,000 shares, 100% of the issued and outstanding shares at $1.00 per share of Huashi International Holding Group Limited (“Huashi International”), a company incorporated in Hong Kong on August 10, 2010.  Huashi International became a wholly-owned subsidiary of Dragons Soaring.

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring and its stockholders, or the “Stockholders,” whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Stockholders of Dragons Soaring became our controlling stockholders. The amount of consideration received by the stockholders of Dragons Soaring was determined on the basis of arm’s-length negotiations between Dragons Soaring and Bridgeway. The share exchange transaction with Dragons Soaring and the Stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and Bridgeway as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

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

On June 15, 2012, our former President, Treasurer, Secretary and sole director, submitted a resignation letter pursuant to which she resigned from all offices that she held and as a director, effective upon the closing of the Exchange Agreement. In addition, on June 15, 2012 our board of directors made the following actions: (a) Baoyuan Zhu was appointed as Chairman of our board of directors; (b) Zhengyuan Yan and JianjunGao were appointed as members of our board of directors; (c) Zhengyuan Yan was appointed to serve as Chief Executive Officer; and (d) Wenqi Yao was appointed to serve as Chief Financial Officer of the Company.

As a result of the acquisition of Dragons Soaring, the Company now owns all of the issued and outstanding capital stock of Dragons Soaring. Dragons Soaring had a subscription receivable of $50,000 which was collected during the three months ended September 30, 2012 and the collection is recorded as an increase to additional paid-in capital in the accompanying consolidated statement of changes in stockholders’ equity.  The Company, through Dargons Soaring, now owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Information Consulting (Shenzhen) Co. Ltd. (“Huashida Consulting” or “WFOE”). In addition, we effectively and substantially control Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”) through a series of captive agreements with Huashida Consulting.

Huludao Rescue is an entity in the Peoples’ Republic of China (“PRC”) formed on May 11, 2010 with registered capital of $73,200.  Huludao Rescue specializes in designing rescue equipment and security monitoring systems, provides product maintenance, and personnel training for product users. Huludao Rescue also introduces customers to rescue equipment manufacturers for rescue equipment purchases and rentals. Huludao Rescue’s main products are the design of rescue equipment and security monitoring systems, which are used for workers in underground mines until rescued when there is a mining accident.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

1.           ORGANIZATION (continued)

On January 3, 2012, Huashida Consulting, a wholly-owned subsidiary of Huashi International entered into a series of contractual arrangements (“VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with stockholders of Huludao Rescue.

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE will provide technical support, consulting, training, marketing and operation consulting services to Huludao Rescue.  In consideration for such services, Huludao Rescue has agreed to pay an annual service fee to the WFOE of 95% of Huludao Rescue’s annual net income with an additional payment of approximately US$15,800 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Huludao Rescue agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, part or all of the equity interests in Huludao Rescue held by the stockholders of Huludao Rescue.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Share Pledge Agreement:  Pursuant to the Share Pledge agreement, each of the stockholders of Huludao Rescue pledged their shares in Huludao Rescue, respectively, to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Huludao Rescue agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Huludao Rescue that would affect the WFOE’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

1.           ORGANIZATION (continued)

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation (continued)

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited, in U.S. $)	(In U.S. $)
Current assets:
Cash	$6,697,650	$2,960,284
Accounts receivable	153,953	366,671
Deferred income taxes	55,857	34,809
Prepaid expenses and other current assets	58,581	49,926

Total current assets	6,966,041	3,411,690

Fixed assets	73,273	71,301
Less: accumulated depreciation	(47,661)	(29,943)

Fixed assets, net	25,612	41,358

TOTAL ASSETS	$6,991,653	$3,453,048

LIABILITIES	September 30, 2012	December 31 2011
	(Unaudited, in U.S. $)	(In U.S. $)

Current liabilities:
Accounts payable	$344,380	$707,563
Payable to WFOE(1)	2,876,546	-
Advances from customers	409,751	3,535
Deferred revenue	372,157	139,236
Loan from stockholders	11,992	-
Payroll payable	98,851	93,051
Other accounts payable	50,031	-
Taxes payable	462,520	296,131
Accrued expenses	12,000	31,952

Total current liabilities	4,638,228	1,271,468

TOTAL LIABILITIES	$4,638,228	$1,271,468

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

(1)
Payable to WFOE represents outstanding amounts due to Huashida Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Huludao Rescue in exchange for 95% of Huludao Rescue’s net income and additional monthly payments of RMB 100,000 (approximately US$15,800).

	For the three months ended September 30, (Unaudited)		For the nine months ended September 30, (Unaudited)
	2012	2011	2012	2011

Gross profit and net commission income	$1,738,018	$231,831	$4,430,880	$1,456,349
Net income	57,863	135,559	144,010	994,706

	For the nine months ended September 30, (Unaudited)
	2012	2011

Net cash provided by operating activities	$3,699,369	$829,819
Net cash (used in) investing activities	(1,610)	(5,533)
Net cash provided by financing activities	12,000	-
Effect of exchange rate changes on cash	27,608	30,351

Net increase in cash	$3,737,367	$854,637

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements for the three and nine months ended September 30, 2012, include Bridgeway, Dragons Soaring, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue.  The unaudited financial statements for the three and nine months ended September 30, 2011, include Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue for comparative purpose only, as Dragons Soaring was not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The Company believes that Huashida Consulting’s contractual agreements with Huludao Rescue are in compliance with PRC law and are legally enforceable.  The stockholders of Huludao Rescue are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Huludao Rescue and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Huludao Rescue or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arraignments through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Huludao Rescue, and its ability to conduct the Company’s business may be adversely affected.

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

Huludao Rescue’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The unaudited interim financial statements of the Company as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2012		December 31, 2011		September 30, 2011
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of period end	0.1579	0.1290	0.1571	0.1287	N/A	N/A

Amounts included in the statements of income and statements of cash flows for the period	0.1580	0.1289	N/A	N/A	0.1537	0.1284

Foreign currency translation adjustments of ($7,301) and $9,953 for the three months ended September 30, 2012 and 2011, respectively, and $26,087 and $41,295 for the nine months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

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

Revenues and Cost Recognition

The Company’s primary sources of revenues are derived from (a) design of security monitoring systems and rescue equipment, including rescue capsules for coal mine companies, (b) commissions from introducing customers to manufacturers for the purchase of rescue equipment that will be used in the mining industry, (c) rental commissions from introducing customers to companies for the rental of rescue capsules, and (d) revenues from providing maintenance and personnel training services to product users.  The Company’s revenue recognition policies comply with FASB ASC 605-35, “Construction-Type and Production-Type Contracts” (“ASC 605-35”).  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or service have been delivered and collectability of the resulting receivable is reasonably assured.

Revenues from design of security monitoring systems and rescue equipment with major customization, modification and development are recorded primarily under the percentage-of-completion method, in accordance with ASC 605-35, when the contract meets the following criteria:

1.	Contract performance extends over long periods of time;

2.	The design involves significant customization, modification or development;

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

4.	Each element is essential to the functionality of the other elements of the contract.

Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion.  The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Contract costs include all direct material, direct labor, subcontractor costs and those indirect costs related to contract performance.  If the contract provides services that are considered essential to the functionality of the rescue equipment and the security monitoring system, both the design revenue and services are recognized under contract accounting in accordance with the provisions of ASC 605-35.  Losses on contracts are immediately recognized when they are known.

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized.  At September 30, 2012 and December 31, 2011, amounts over billed or under billed on uncompleted contracts were not material.

The Company earns commissions by contracting with third party equipment manufacturers to secure customers for rescue equipment purchases and for rental of rescue capsules from a related party. In each case, the Company commits to provide after-purchase training and inspection to the customer, the parameters of its obligation being determined by the Company and the manufacturer/lessor depending on the circumstances of the customer. For rescue equipment that is purchased by the customer, the Company generally earns a pre-negotiated non-refundable commission from the third party manufacturers once the contract for the rescue equipment is signed by the customers and the manufacturer receives the initial deposit. The commissions for purchased equipment range from 10% to 20% of the purchase price. Commissions for equipment to be purchased are generally due when the initial deposit is received by the third party manufacturer from the customer, and are recognized as revenue when due. The pre-negotiated non-refundable commissions for leased equipment equal 20% of the total annual rent amount. Rental commissions are due annually in advance and recognized as revenue monthly over the term of the lease agreements between third party manufacturers and customers. The portion of commission revenue generated from after-purchase leasing training and inspection services are recognized over the term of training and inspection services provided. The related cost of commissions primarily consists of the costs of safety inspection and training.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

The Company also enters into system maintenance service contracts with its customers.  Maintenance service fees, included in sales in the accompanying consolidated statements of income and other comprehensive income, are received in advance and recognized monthly over the term of the maintenance service contracts.

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

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising costs were $14,204 and $1,557 for the three months ended September 30, 2012 and 2011, respectively, and $38,789 and $4,611 for the nine months ended September 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable and accrued expenses and other payables.  As of September 30, 2012 and December 31, 2011, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2012 and December 31, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the prices paid to acquire the assets, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for fixed assets categories are as follows:

Machinery and equipment	3 years
Fixtures and furniture	5 years

Advances from Customers

Advances from customers primarily consist of payments received from customers for the design of the rescue equipment and monitoring systems.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Deferred revenue includes a) rental commissions received from the related party for introducing customers who rent mining rescue capsules; b) maintenance service fees received in advance from customers for maintenance services of rescue equipment and security monitoring systems.  These payments received, but not yet earned, are recognized as deferred revenue on the consolidated balance sheets.

Loans from Stockholders

Loans from stockholders are non-interest bearing and are due on demand.

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

Income Taxes

The Company accounts income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax reporting purposes. The differences relate primarily to the deferred revenue. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2012 and December 31, 2011, the Company had deferred tax assets of $55,857 and $34,809, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of September 30, 2012 and December 31, 2011, the Company does not have a liability for any unrecognized tax benefits.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The VIE has fully funded the statutory reserve fund.

Noncontrolling interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Huludao Rescue.  The noncontrolling interest, representing the 5% of net assets in Huludao Rescue not attributable, directly or indirectly, to the Company is measured at its carrying value in the equity section of the consolidated balance sheets.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications had no effect on previously reported earnings.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income (loss) and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

4.           FIXED ASSETS

Fixed assets at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011

Machinery and equipment	$66,831	$64,891
Fixtures and furniture	6,442	6,410
	73,273	71,301
Less: Accumulated depreciation	(47,661)	(29,943)

Fixed assets, net	$25,612	$41,358

Depreciation expense charged to operations for the three months ended September 30, 2012 and 2011 was $5,887 and $5,675, respectively, and $17,576 and $16,505 for the nine months ended September 30, 2012 and 2011, respectively.

5.           LEASE OBLIGATIONS

The Company leases one of its offices at a monthly rental of approximately $2,100 under an operating lease which expired on April 30, 2012 and was renewed until April 30, 2014 at a monthly rental of approximately $2,200. The Company leases another office at a monthly rental of approximately $1,100, under an operating lease expiring on December 31, 2014. The minimum future rentals under these leases as of September 30, 2012 are as follows:

Year Ending December 31,	Amount

2012	$9,954
2013	39,816
2014	22,120

$71,890

Rent expense charged to operations for the three months ended September 30, 2012 and 2011 was $9,941 and $9,809, respectively and $29,862 and $29,049 for the nine months ended September 30, 2012 and 2011, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

6.           RELATED PARTY TRANSACTION

Leasing commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (Heilongjiang Hefeng), for introducing customers who rent mining rescue capsules.  The Company’s majority stockholder, Mr. Baoyuan Zhu is also the owner of Heilongjiang Hefeng.  The Company recognizes lease commission revenue monthly when earned, which is based on a percentage of annual prepaid rent over the lease period.  For the three months ended September 30, 2012 and 2011, lease commissions recognized was $64,739 and $4,152, respectively. For the nine months ended September 30, 2012 and 2011, lease commissions recognized was $128,770 and $4,099, respectively.

Future rental lease commissions to be earned are as follows:

Year Ending December 31,	Amount

2012	$78,605
2013	314,420
2014	314,420
2015	314,420
2016	314,420
Thereafter	1,227,265

$2,563,550

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
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

7.           FAIR VALUE MEASUREMENTS (continued)

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of September 30, 2012 and December 31, 2011, none of the assets and liabilities was required to be reported at fair value on a recurring basis.

8.           INCOME TAXES

The provision for income taxes consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Current	$397,958	$64,308	$997,775	$364,040
Deferred	(12,215)	(19,634)	(21,048)	(32,984)

	$385,743	$44,674	$976,727	$331,056

The Company’s effective tax rate was the same as the statutory rate of 25% for the three and nine months ended September 30, 2012 and 2011.  The Company’s tax filings for the years ended December 31, 2011 and 2010 were examined by the PRC tax authorities in April 2012 and 2011.  The tax filings were accepted and no adjustments were proposed by the tax authorities.

9.           CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s cash accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011(UNAUDITED)

10.        SIGNIFICANT CUSTOMERS

The major customers which represented 10% and more of total accounts receivable as follows:

	September 30, 2012		December 31, 2011
Customer Name	Amount	%	Amount	%
Shanxi Coal Mining Group Co. Ltd, Xishan County Coal Mine	$146,058	95%	*	*
Shanxi Coal Mining Group Co. Ltd, Duerping Coal Mine	*	*	240,363	66%
Shijiazhuang Coal Mining Machinery Co., Ltd	*	*	49,879	14%
*Less than 10% of total accounts receivable as of September 30, 2012 and December 31, 2011

The major customers which represented 10% and more of the total sales for the three and nine months ended September, 2012 and 2011 are as follows:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Minig Machinery Equipment Co., Ltd	$1,657,950	52%	*	*
Henan Hongxing Mining Machinery Co. Ltd	*	*	192,679	19%
Shijiazhuang Mining Machinery Co. Ltd	*	*	148,304	15%
Shanxi Coal Mining Group Co. Ltd, Duerping Coal Mine	*	*	126,117	13%
*Less than 10% of total sales for the three months ended September 30, 2012 and 2011

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Minig Machinery Equipment Co., Ltd	$4,564,146	55%	$403,463	11%
Shijiazhuang Mining Machinery Co. Ltd	*	*	439,198	11%
Suizhou City Anbao Automobile Co. Ltd	*	*	382,713	10%
*Less than 10% of total sales for the nine months ended September 30, 2012 and 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliated Huludao Hefeng Rescue Equipment Co., Ltd. (hereinafter referred to as “Huludao Rescue”).  Huludao Rescue, founded in May, 2010, is a company specializing in sales agency of mining equipment, leasing agency of rescue capsules, mining equipment design and mine safety system research. The Company is located in an integrated industrial park of Beigang Industrial Park of Huludao City, People’s Republic of China.

Within the past year, the focus of our business has shifted from an exclusive involvement in providing hardware design and software development services to a primary focus on serving as a sales and leasing agent for other manufacturers. In the course of providing hardware design services for mining hardware manufacturers and mining security software development for middle and smaller private mines, we have developed a number of channels into the mining market., Our new agency business takes advantage of these connections, as we introduce the mining hardware manufacturers to the middle and small private mines, and receive a sales commission on the resulting transactions.

Recent Developments

Acquisition of Dragons Soaring

On June 15, 2012, we completed a reverse acquisition transaction through a share exchange with Dragons Soaring and its stockholders (the “Stockholders”), whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock, which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Stockholders of Dragons Soaring became our controlling stockholders. The amount of consideration received by the stockholders of Dragons Soaring was determined on the basis of arm’s-length negotiations between Dragons Soaring and China Hefeng Rescue Equipment, Inc. The share exchange transaction with Dragons Soaring and the Stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and China Hefeng Rescue Equipment, Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

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

As a result of our acquisition of Dragons Soaring, we now own all of the issued and outstanding capital stock of Dragons Soaring, which in turn owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Consulting. In addition, we effectively and substantially control Huludao Rescue through a series of captive agreements with Huashida Consulting.  Our current organizational structure is as follows:

Bridgeway Acquisition Corp., a Delaware corporation
100%
Dragons Soaring Limited (BVI), a BVI corporation
100%
Huashi International Holdings Group Limited (Hong Kong), a Hong Kong corporation
Outside PRC
Inside PRC
100%
Huashida Information Consulting (Shenzhen) Co., Ltd., a Chinese Corporation
Contractual Relationships
Ownership
Jianjun Gao – 10%
Baoyuan Zhu – 90%
Huludao Hefeng Rescue Equipment Co., Ltd., a Chinese corporation

Dragons Soaring was established in the British Virgin Islands on December 2, 2011.   Huashi International was established in Hong Kong on August 10, 2010 to serve as an intermediate holding company. Huashida Consulting was established in the PRC on October 19, 2010. Huludao Rescue, our operating consolidated affiliate, was established in the PRC on May 11, 2010 under the name “Huludao Qicailansha Building Decoration Engineering LLC,” which name was changed to “Huludao Hefeng Rescue Equipment Co., Ltd.” on December 7, 2011. On October 11, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Huashida Consulting by Huashi International, a Hong Kong entity.

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Huludao Rescue.  Huludao Rescue is a company specializing in sales agency of mining equipment, leasing agency of rescue capsules, mining equipment design and mine safety system research,  The Company is located in integrated an industrial park of Beigang Industrial Park of Huludao City, People’s Republic of China.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Stockholders

On January 3, 2012, prior to the reverse acquisition transaction, Huashida Consulting and Huludao Rescue and its stockholders, Baoyuan Zhu and Jianjun Gao, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Huludao Rescue became Huashida Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Huludao Rescue falls under an industry that is not a restricted or forbidden to foreign investment, PRC regulations do require only certain methods of foreign ownership is permissible.  Stock exchanges are not a permissible method of gaining foreign ownership of a PRC operating company under current PRC regulations.  As a result, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Huludao Rescue.  The VIE Agreements included:

(1)
an Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting is to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% of the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($15,170).  To date, in order to make funds available to funds the growth of Huludao Rescue, Huludao Rescue has not made any payment to Huashida Consulting.  Accordingly, $2,876,546 has been accrued on the balance sheet of Huludao Rescue as due to Huashida Consulting pursuant to the Exclusive Technical Service and Consulting Agreement have been accrued.

(2)
a Call Option Agreement among Baoyuan Zhu, Jianjun Gao, and Huashida Consulting under which the stockholders of Huludao Rescue have granted to Huashida Consulting the irrevocable right and option to acquire all of the equity interests in Huludao Rescue to the extent permitted by PRC law. If PRC law limits the percentage of Huludao Rescue that Huashida Consulting may purchase at any time, then Huashida Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00($0.16) or any higher price required by PRC law. Huludao Rescue’s stockholders agreed to refrain from taking certain actions which might harm the value of Huludao Rescue or Huashida Consulting’s option;

(3)
a Proxy Agreement by Baoyuan Zhu and Jianjun Gao pursuant to which they each authorize Huashida Consulting to designate someone to exercise all of their stockholder decision rights with respect to Huludao Rescue; and

(4)
a Share Pledge Agreement between Baoyuan Zhu, Jianjun Gao, Huludao Rescue, and Huashida Consulting under which the stockholders of Huludao Rescue have pledged all of their equity in Huludao Rescue to Huashida Consulting to guarantee Huludao Rescue’s and Huludao Rescue’s stockholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The VIE Agreements with our Chinese affiliate and its stockholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements.”

Under the terms of the VIE Agreements, Huludao Rescue and its stockholders are contractually required to operate Huludao Rescue prudently and effectively in a manner intended to maximize the benefit to Huashida Consulting.  Without the consent of Huashida Consulting, Huludao Rescue’s stockholders may not allow it to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its stockholders outside of the ordinary course of business; appoint or remove any of Huludao Rescue’s directors or management; make any distribution of profits or dividends; or be terminated, liquidated or dissolved.

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

For accounting purposes, the acquisition of Dragon Soaring and their subsidiaries and affiliated entity has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
Growth in the Chinese Economy - We operate our facilities in China and derive all of our revenues from services to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2011. Concurrent with this growth, domestic demand for our products has also increased. China is expected to experience continued growth in all areas of investment and consumption, even in the face of the global economic crisis.

●
Growth of Demand in the Mining Safety and Equipment Market –Developed countries have a certain scale of development and utilization of mining security production space, but still far from meeting the demand, meanwhile the market in developing countries is just in its infancy. According to the third strategic objective from the Chinese Central Authorities, by the middle period of this century, our country is going to accomplish industrialization and modernization. Building a strong and competitive mining safeguard rescue equipment industry is an inevitable choice to accomplish modernization.

●
Demand for our Services–At present, there are only a few large-scale mines utilizing mine rescue equipment and not many enterprises engaging in the safeguard rescue product market.  We believe due to governments’ emphasis on mine safety, demand in this market will increase significantly

●
PRC Government Policy Promoting Safety in the Mining Industry-The Chinese government has implemented policies encouraging mine safety as shown in the “Circular of the State Council on further strengthening enterprise safety production” (GF [2010] No. 23), which expressly specifies: coal mines and non coal mines shall formulate and implement the production technology and equipment standards, install monitoring and controlling systems, underground personnel tracking systems, emergency systems, pressure self-rescue systems, water rescue systems, communication systems and other technical equipment and complete the tasks within 3 years.

Results of Operations

The following table sets forth key components of the Company’s results of operations during the three months period ended September 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Three Months	Three Months	Percentage
	Ended	Ended
	September 30,	September 30,
	2012	2011	Change
Service revenue	$978,533	$697,545	40%
Cost of service	(598,621)	(490,113)	22%
Gross profit	379,912	207,432	83%
Commission Revenue
Commissions	2,063,860	247,750	733%
Rental commission-related party	64,739	4,099	1479%
Cost of commissions	(770,493)	(227,449)	239%
Net Commissions	1,358,106	24,400	5466%
Selling and marketing expenses	42,410	16,500	157%
General and administrative expenses	107,233	38,281	180%
Income before provision for income taxes	1,588,375	177,051	797%
Provision for income taxes	385,743	44,674	763%
Net income before noncontrolling interests	1,202,632	132,377	808%
Noncontrolling interests	57,863	6,778	754%
Net income attributable to common stockholders	1,144,769	125,599	811%
Other comprehensive income:	(7,031)	9,953	(173%)
Total comprehensive income	$1,137,468	$135,552	739%

The following table sets forth key components of the Company’s results of operations during the nine months period ended September 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Nine Months	Nine Months	Percentage
	Ended	Ended
	September 30,	September 30,
	2012	2011	Change
Service revenue	$2,426,623	$2,747,415	(12%)
Cost of service	(1,576,954)	(1,709,369)	(8%)
Gross profit	849,669	1,038,046	(18%)
Commission Revenue
Commissions	5,558,882	1,022,359	444%
Rental commission-related party	128,770	4,099	3,041%
Cost of commissions	(2,106,441)	(608,154)	246%
Net Commissions	3,581,211	418,304	756%
Selling and marketing expenses	118,340	42,240	180%
General and administrative expenses	334,022	96,565	246%
Income before provision for income taxes	3,978,518	1,317,545	202%
Provision for income taxes	976,727	331,056	195%
Net income before noncontrolling interests	3,001,791	986,489	204%
Noncontrolling interests	144,010	49,735	190%
Net income attributable to common stockholders	2,857,781	936,754	205%
Other comprehensive income:	26,087	41,295	(37%)
Total comprehensive income	$2,883,868	$978,049	195%

Service revenue. Due to our strategic decision to reduce our emphasis on providing design and development services and to increase our involvement in agency sales, our service revenue declined by 12% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.  Our service revenue increased to $978,533 in the three months ended September 30, 2012 from $697,545 in the three months ended September 30, 2011, but the increase resulted from the markedly low level of service revenue in the third quarter of 2011.  Our expectation is that the level of our service revenue will remain historically low in 2012 and subsequent years.  The following tables set forth certain detailed information regarding our sales for the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended September 30,
			Change
	2012	2011	Amount	%
Hardware design revenue	$-	$203,772	$(203,772)	(100%)
Software development revenue	853,450	423,629	429,821	101%
Training revenue	78,028	35,001	43,027	123%
Revenue from system maintenance	47,055	35,143	11,912	34%
Total revenue	$978,533	$697,545	$280,988	40%

	For the nine months ended September 30,
			Change
	2012	2011	Amount	%
Hardware design revenue	$196,980	$1,142,332	$(945,352)	(83%)
Software development revenue	2,012,278	1,476,533	535,745	36%
Training revenue	96,144	69,325	26,819	39%
Revenue from system maintenance	121,221	59,225	61,996	105%
Total revenue	$2,426,623	$2,747,415	$(320,792)	12%

Cost of Services. Although our service revenue decreased by 12% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, our cost of services decreased by only 8%.  The overall reduction in cost of services resulted from the reduction in service revenue.  The disparity between reductions primarily reflected growing labor costs in China, as our cost of services primarily consists of labor costs (salaries, insurance) and fees to our subcontractors that are driven significantly by rising labor costs.  For the third quarter of 2012, our cost of services increased by 22%, as a result of the 40% increase in quarter-to-quarter service revenue.

Gross Profit.  The disparity noted above between the decline in nine month service revenue and the decline in nine month cost of services led to an 18% reduction in gross profit from the first nine months of 2011 to the first nine months of 2012, although for the reasons noted above gross profit increased from the third quarter of 2011 to the third quarter of 2012.  At the same time, our gross profit margin for the nine month periods decreased from 38% to 35%.  There were two main reasons for the decrease in our gross profit ratio. First, we incurred more outsourcing costs in 2012. As we changed our focus from design and development to agency sales, our employees who had worked on hardware design or software development were internally transferred to do sales commission business. As a result, to complete our prior and new design and development engagements, we were forced to incur increased outsourcing costs. The second reason for the decline in gross margin was the inflation in China that has increased salaries, employees social insurance expenses and other daily expenses. However, as our projects normally take a long cycle to design and develop, the contract amounts were not increased. The result was a decrease in gross profit margin.

Commission Revenue.Our sales commission revenue increased to $2,063,860 in the three months ended September 30, 2012 from $247,750 in the three months ended September 30, 2011, and to $5,558,882 in the nine months ended September 30, 2012 from $1,022,359 in the nine months ended September 30, 2011. The increase in commission revenue was entirely attributable to our strategic decision to focus resources in this area.  We also generate lease commissions by introducing lease customers to our related party, Heilongjiang Hefeng Rescue Equipment Co., Ltd, which manufactures rescue capsules. We introduce customers to Heilongjiang Hefeng to lease its core products for 6 to 10 years and we receive 20% of the annual lease payments as our lease commission. For the nine months ended September 30, 2012, the lease commission from our related party was $128,770 compared to $4,099 for the nine months ended September 30, 2011.  For the three months ended September 30, 2012, the lease commission from our related party was $64,739 compared to $4,099 for the three months ended September 30, 2011.

Cost of Commissions. The costs of commission revenue primarily included the costs of safety inspection and training which we outsource and the selling tax. The selling tax is calculated as 5% of total commission revenue under China tax law. As a result of the increase in our commission revenue, the total cost of commission revenue was $2,106,441 and $608,154, for the nine months ended September 30, 2012 and 2011, respectively. The total cost of commission revenue was $770,493 and $227,449, for the three months ended September 30, 2012 and 2011, respectively. The increase in commission revenue was primarily caused by the increase in the number of projects causing an increase in number of employees. In addition, the outsourced services for safety inspection and training also caused the increase in the cost of commissions.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $118,340 in the nine months ended September 30, 2012 from $42,240 in the nine months ended September 30, 2011, and to $42,410 in the three months ended September 30, 2012 from $16,500 in the three months ended September 30, 2011. Our selling and marketing expenses are primarily comprised of salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff. The increase in selling and marketing expenses was mainly due to the increase in our number of sales staff.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $334,022 in the nine months ended September 30, 2012 from $96,565 in the nine months ended September 30, 2011, and to $107,233 in the three months ended September 30, 2012 from $38,281 in the three months ended September 30, 2011. Our G&A expenses primarily consist of G&A employees’ salaries, insurance and any expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, our G&A expenses increased. In addition, as we prepare for our common stock to be traded in the over the counter stock market in the United States, expenses were incurred for attorneys, auditors and financial advisors.

Provision for Income Taxes.  Our provision for income taxes increased to $976,727 in the nine months ended September 30, 2012 from $331,056 in the nine months ended September 30, 2011, and to $385,743 in the three months ended September 30, 2012 from $44,674 in the three months ended September 30, 2011. Our effective tax rate was the same as the statutory rate of 25% for all periods.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012 with PRC.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our income.

Net Income. Our net income attributable to common stockholders increased to $2,857,781 in the nine months ended September 30, 2012 from $936,754 in the nine months ended September 30, 2011, and to $1,144,769 in the three months ended September 30, 2012 from $125,599 in the three months ended September 30, 2011. This increase was due to the increase in our income.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2012 and 2011, foreign currency translation adjustments of $26,087 and $41,295 have been reported  and for the three months ended September 30, 2012 and 2011, foreign currency translation adjustments of ($7,301) and $9,953 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2012, our working capital totaled $5,237,788, an increase of $3,093,624 since December 31, 2011.  The increase is approximately equal to our net income for the nine months ended September 30, 2012 and is the result of our profitability during that period.  Cash and cash equivalents represented over 96% of our current assets at September 30, 2012.  Since our operations provided $3.6 million in cash during the first nine months of 2012 and have been cash flow positive since inception, we believe that our liquid assets are adequate to finance our operations for the coming year and foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by (used in) operating activities	$3,632,077	$821,622
Net cash provided by (used in) investing activities	(1,610)	(5,533)
Net cash provided by (used in) financing activities	(68,209)	62,962
Effects of Exchange Rate Change in Cash	25,922	31,253
Net Increase in Cash and Cash Equivalents	3,588,180	910,304
Cash and Cash Equivalent at Beginning of the Period	3,130,799	1,519,088
Cash and Cash Equivalent at End of the Period	$6,718,979	$2,429,392

Operating activities

Cash provided by operating activities was $3,632,077 for the nine months ended September 30, 2012, as compared to $821,622 for the nine months ended September 30, 2011. Our operations provided cash in excess of our net income for the period primarily as a result of the $406,216 increase in our customer deposits during the nine months ended September 30, 2012.  In addition, we reduced our accounts receivable to an almost insignificant $153,953 at September 30, 2012.  As we focus on earning commission fees that are payable (and generally paid) immediate upon the completion of a sale, we expect that our accounts receivable will continue to be modest relative to our total assets.

Investing activities

Net cash used in investing activities was $1,610 for the nine months ended September 30, 2012, as compared to $5,533 for the nine months ended September 30, 2011.   The net book value of our fixed assets at September 30, 2012 was only $25,612, reflecting the fact that our business activities are carried out in offices that we lease.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

For the past two years we have financed our operations almost exclusively with cash generated by those operations.  So cash flows from financing activities are not significant.   Net cash used by financing activities was $68,209 for the nine months ended September 30, 2012, as compared to $62,962 net cash provided for the nine months ended September 30, 2011. From time to time we take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. - at September 30, 2012 we owed $43,611 on account of such loans. Cash flows from financing activities reflect such loans and their repayment.

At September 30, 2012 we had only $43,611 in debt, all of which was owed to related parties,  Because of our ample cash reserves and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Huludao Rescue or Huashida Information Consulting (Shenzhen) Co., Ltd., our PRC affiliate and subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital (Registered capital is HKD1,000,000). Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Huashi International Holding Group Limited, a Hong Kong corporation and Huashida Information Consulting (Shenzhen) Co., Ltd, a WFOE, builds a bridge to transfer funds between outside the PRC and inside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1). Capital funds: At the beginning of establishment of the WFOE (Huashida Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Hong Kong Holding (Huashi International) into its wholly foreign owned enterprise established in mainland China, namely Huashida Consulting.

(2). Raised capital - acquisition: if China Hefeng Rescue Equipment, Inc. raised sufficient capital, it could transfer the capital to Huludao Rescue by causing Huashi International (HK company) to apply to the Chinese Ministry of Commerce (MOFCOM) for approval of an acquisition of Huludao Rescue by Huashi International.  MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Huashi International for Huludao Rescue represented a commercially fair price.

(3). Raised capital - joint venture:  If China Hefeng Rescue Equipment, Inc. obtained capital that was less than the purchase price for Huludao Rescue deemed acceptable by MOFCOM, Huashi International could still inject the funds into Huludao Rescue by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law.   To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Huludao Rescue into an equity joint venture, in which Huashi International (HK company) would be its equity joint venturer. If approved, Huashi International would then own a portion of the equity in Huludao Rescue, and the VIE agreements between Huludao Rescues and Huashida Consulting would be modified accordingly to reduce the portion of net income payable by Huludao Rescue to Huashida Consulting.  .

We have no current plans for China Hefeng Rescue Equipment, Inc. to fund Huludao Rescue, and expect the VIE structure to remain in place for the forseeable future.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting (WFOE) and Huludao Rescue, Huashida Consulting is to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($15,170). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

(1). According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, 95% of the net income of Huludao Rescue will be paid to Huashida Consulting as a service fee, and in turn Huashida Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law transfer this income to Huashi International (HK company) for the purpose of profit distribution.

(2). According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $15,170 will be paid to Huashida Consulting each month, and in turn Huashida Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Huashi International (HK company) for the purpose of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred inside the PRC to outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Huludao Rescue and Huashida Consulting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A	Risk Factors Not Applicable.

Item 2.
Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sales of equity securities during the 1st quarter of fiscal 2013.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: November 14, 2012	By:	/s/ Zhengyuan Yan
Zhengyuan Yan, Chief Executive Officer

	By:	/s/ Wenqi Yao
Wenqi Yao, Chief Financial Officer, Chief Accounting Officer

*       *       *       *       *