Form 10-K
period 2012-12-31
China Hefeng Rescue Equipment, Inc.
filed 2013-04-11
CIK 1506215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54224

CHINA HEFENG RESCUE EQUIPMENT, INC. (Name of Registrant in its Charter)

Delaware	80-0654192
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

No. 88, Taishan Street, Beigang Industrial Zone, Longgang District, Huludao, Liaoning Province, P.R. China 125000
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-0429-3181998

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was nil, as there is no trading market for the common stock.

As of April 11, 2013, there were 33,600,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Hefeng Rescue Equipment, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.        BUSINESS

We conduct our operations through our consolidated affiliated Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”). Huludao Rescue, founded in May 2010, specializes in marketing mining equipment and also designs mining equipment and mine safety systems. Huludao Rescue is located in the Beigang Industrial Park in Huludao City, People’s Republic of China (“PRC”).

Although we have always been involved with mine safety equipment, within the past year the focus of our business has shifted from exclusively providing hardware design and software development services to a primary focus on serving as a sales and leasing agent for other manufacturers. In the course of providing hardware design services for mining hardware manufacturers and mining security software development for middle and smaller private mines, we have developed a number of channels into the mining market. Our new marketing business takes advantage of these connections, as we introduce the mining hardware manufacturers to the middle and small private mines, and receive a sales commission on the resulting transactions.

Our Corporate History and Background

China Hefeng Rescue Equipment, Inc. (the “Company”) was incorporated in the State of Delaware on October 22, 2010 with the name “Bridgeway Acquisition Corp.” The Company was organized as a vehicle to pursue a business combination through the acquisition of an operating business.  Until June 2012, the Company had no business operations.

On June 15, 2012, we completed a reverse acquisition through a share exchange with Dragons Soaring Limited (BVI) (“Dragons Soaring”) and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock, which constituted 95% of our issued and outstanding capital stock. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former shareholders of Dragons Soaring became our controlling stockholders. For accounting purposes, the share exchange was treated as a reverse acquisition, with Dragons Soaring as the acquirer and Bridgeway Acquisition Corp. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and controlled affiliates.

Dragons Soaring is a holding company organized in December 2011, at which time it acquired 100% of the equity in Huashi International Holdings Group Limited (Hong Kong), a Hong Kong corporation (“Huashi International”).  Huashi International was organized in 2010 to serve as a holding company for Huashida Information Consulting (Shenzhen) Co., Ltd. (“Huashida Consulting”).  Huashida Consulting was organized in 2010 in the PRC as a wholly foreign owned entity (“WFOE”).  The acquisition of Huashida Consulting by Huashi International was approved by China’s State Administration of Foreign Exchange (“SAFE”) in October 2010.

The business of Huashida Consulting is to provide management services to Huludao Rescue.  The services are provided pursuant to a set of four agreements among Huashida Consulting, Huludao Rescue and the shareholders of Huludao Rescue:  Baoyuan Zhu and Jianjun Gao.  The four agreements assign to Huashida Consulting over 95% of the benefit arising from the operations of Huludao Rescue as well as control of the corporate activities of that entity.  As a result, for accounting purposes, Huludao Rescue is considered a variable interest entity with respect to Huashida Consulting, and the balance sheet and financial results of Huludao Rescue are consolidated with those of the Company in our financial statements.  Accordingly, the four agreements that govern the relationship are known as variable interest agreements (the “VIE Agreements”). A summary of the terms of the four agreements is set forth below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under the terms of the VIE Agreements, Huludao Rescue and its shareholders are contractually required to operate Huludao Rescue prudently and effectively in a manner intended to maximize profits.  Without the consent of Huashida Consulting, Huludao Rescue’s shareholders may not allow it to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its shareholders outside of the ordinary course of business; appoint or remove any of Huludao Rescue’s directors or management; make any distribution of profits or dividends; or be terminated, liquidated or dissolved.

However, Huludao Rescue is not specifically prohibited from acting in certain ways which could reduce its value to the Company.  For example, Huludao Rescue can pay its officers and directors compensation without Huashida Consulting’s consent, and such compensation could reduce the net profits payable by Huludao Rescue to Huashida Consulting

The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. However, the VIE Agreements may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law.  To date, Huludao Rescue has not made any payment to Huashida Consulting, but all amounts due from Huludao Rescue to Huashida Consulting have been accrued. Our plan for the foreseeable future is that Huludao Rescue will make payments to Huashida Consulting to the extent necessary for that entity and Huashi International to pay their expenses.  Huludao Rescue may also make payments to Huashida Consulting for the purpose of funding the expenses of our U.S. parent company, although in the near term we expect to fund those expenses by borrowing U.S. Dollars from related parties.  The remainder of the obligations of Huludao Rescue to Huashida Consulting will be accrued without interest, penalties or other compensation for the delay in payment.  See “Risk Factors - Risks Relating to the VIE Agreements.”

After the share exchange between Bridgeway Acquisition Corp. and Dragons Soaring in June 2012, the name of the Company was changed to “China Hefeng Rescue Equipment, Inc.”  As a result of the share exchange, our current organizational structure is as follows:

Our Industry

Coal mine safety monitoring technology was introduced late into the PRC. In the early 1980’s, safety monitoring systems were introduced from Poland, France, Germany, England and the U.S., but not all coal mines were equipped with them.  Moreover, due to the inadequacies in the early technology and inadequate site maintenance, many early monitoring systems were phased out.

In recent years, however, China’s government has placed a growing emphasis on mine safety.  The primary obstacle to mine safety efforts has been the relatively low level of mechanization in China’s mines.  According to the China Coal Machinery Industry Association, 80% of China’s large coal mines and 40% of its medium size coal mines are mechanized.  A much smaller percentage of China’s small coal mines are mechanized.  Small domestic coal mines have low-level mechanization, often utilizing older technology.  Even those that have adopted mine safety technology, often fail to maintain the condition of the equipment, which results in a risky environment.  In order to comprehensively improve the production level and safety of small coal mines, in 2010 the State Council issued No.23 Document Notice requiring that the mechanization of exploring and excavating loading exceed 45% and 70%, respectively, by the end of 2012, and that the numbers should increase to 55% and 80% by the end of 2015.  Additional mandates from government offices provided that by 2013, coal mines, no matter what size, must each establish six safety systems:  a security monitoring system, a miners positioning system, an emergency system, a wind pressure self-rescue system, a water rescue system and a communication system.

The government’s recent emphasis on mine safety comes at the same time as a rapid expansion of the Chinese mining industry, driven by China’s explosive demand for fuel and raw materials. The mandate to install mechanized safety equipment has provided the mine safety equipment industry with a substantial business opportunity.  As a result of Chinese coal producers increased investment in machinery, the production and sale of the Chinese coal exploring machinery industry has risen dramatically.  Due to significant price advantages, improved quality and technology standards, and the availability of after-sale service, most Chinese coal mines purchase domestic coal exploring machines. According to the report of Chinese coal machinery industry association issued in 2009, imported coal exploring machines constitute only 3% of the machines purchased in China. Therefore, we believe that the continued growth in the Chinese mining industry and ongoing government mandates of mechanization will cause a continued expansion of the market for mine safety equipment.

Our Services

The primary business of the Company in 2010 and 2011 was mine safety equipment design and safety system development.  However, beginning in the second half of 2011, the Company’s focus and main source of revenue shifted to the commission-based business.  This occurred because the Company developed a significant clientele and contacts and a good reputation while engaged in the design and development business.  This enabled Huludao Rescue to move into the agency business, which is typically more profitable and less costly to engage in.

The Company’s most important asset is its relationships.  Currently, the network of relationships that supports the business of Huludao Rescue includes:

●	Mining equipment distributors, to whom the Company introduces potential customers;
●	Rescue capsule manufacturers, to whom Company introduces clients to lease their rescue capsules;
●	Mining equipment manufacturers, for whom the Company provides equipment design services; and
●	Mining enterprises, for whom the Company designs safety systems.

Sales and Leasing Agency Business

Sales Agency Business

In the course of its history, Huludao Rescue has established long-term strategic cooperative relationships with a number of China’s mining machine manufacturing enterprises.  Recently we have endeavored to utilize these relationships to develop channels for marketing mining machinery.  Among the manufacturers for whom Huludao Rescue has provided marketing services are Henan Hongxing Mining Machinery Co., Ltd, Shandong Qiancheng Heavy Mining Equipment Co., Ltd, Shanxi TZ Coal Mine Whole-Set Equipment Co., Ltd, and Tangshan Guanneng Machinery Equipment Co., Ltd.

Our referral contracts with mining equipment sale enterprises are made on a case by case basis:  each has a specific term and a specific referral fees determined by the equipment type and sale price.  We typically receive payment of our commission within ten days after the seller receives initial payment by the purchaser.

Leasing Agency Business

In 2011 the Company established a leasing agency relationship with Heilongjiang Hefeng Mine Rescue Equipment Co., Ltd. (“Hefeng Mine Rescue”), under which the Company introduces Hefeng Mine Rescue’s rescue capsules to mining companies. If a mine operator introduced by Huludao Rescue leases a rescue capsule from Hefeng Mine Rescue, Hefeng Mine Rescue pays a commission to Huludao Rescue equal to 20% of the rental fee.  The first year commission is typically paid within five days after Hefeng Mine Rescue receives the rental deposit. The remaining commissions are paid at the beginning of each year during the rental term.

Mining trail-type rescue capsules produced by Hefeng Mine Rescue have acquired patent certificates from SIPO, with six patents of invention and 13 utility model patents. In December 2012 the National Safety Standards Center awarded to Hefeng Mine Rescue’s rescue capsule the state mining product safety mark, which currently is held by only seven other enterprises throughout China.

At present, all of our leasing business is done for Hefeng Mine Rescue.  Baoyuan Zhu, who is the Company’s Chairman, is the owner of Hefeng Mine Rescue. In 2012 commissions earned by Huludao Rescue for generating leases of Hefeng Mine Rescue capsules totaled $251,604.

Equipment and System Design and Development

Equipment Design

Huludao Rescue was originated as a specialty design studio for the mine safety equipment industry.  Because of the reputation of its management in the mine safety industry, Huludao Rescue was engaged to design equipment for many of the mine equipment manufacturers in China.  Huludao Rescue provides its design customers with high technical standards as well as assurance of compliance with the relevant Chinese regulations.

Among its projects, the Company has designed the following types of mining equipment:

●
All-terrain rescue vehicle.  A modular design that includes a foundation platform with multifunctional auxiliary platforms, including  a transportation function, medical treatment function and an engineering rescue function, all of which enables the rescue vehicle to complete various types of rescue missions.

●	Hammer crusher, an up-down bracket structure, in which the two brackets are welded with a steel plate and are connected with bolts. A hammer crusher is used to crush medium hard to weak materials.

●
Energy saving fan.  Adapting a standard mine fan, through technical improvements the Company has designed a fan that has higher running efficiency, lower noise, larger performance range, and is more efficient at saving electricity than the original model.

Huludao Rescue has established a high-level specialty R&D team to fulfill its design orders. Currently, Huludao Rescue is reviewing opportunities to reach cooperative strategic relationships with technically skilled enterprises at home and abroad, so as to improve its business qualifications and competitiveness by adapting the experience of domestic and foreign peer industries.

Our equipment design contracts are made on a case by case basis.  Each contract includes a description of the equipment to be designed, the aggregate cost of the design service, a payment installment schedule, and the expected date of project completion.

System Research and Development

Huludao Rescue contracts with mine operators to develop safety systems specifically modified to take into account the peculiar subsurface environment of each mine location.  After performing many such projects over several years, Huludao Rescue now has a portfolio of technologies with multiple potential applications.  With this technology, Huludao Rescue not only provides safety systems with high reliability, but also provides follow-up training and software maintenance service to its customers, to ensure them superior technical support.

Among the safety systems developed by Huludao Rescue are:

●	A safety monitoring system that monitors operating status and information transfers. Huludao Rescue delivered five such systems in 2012.

●
A gas forecast system, which provides management real-time information on the location and characteristics of mining gas, enabling mining gas control decision making. Huludao Rescue delivered three such systems in 2012.

●
A down-hole crew positioning system.  The master computer of the ground monitoring center, through a data transmission interface and an optical/electric cable paved along the roadway, collects real-time data from the wireless acquisition unit assembled down-hole.  The wireless acquisition unit receives and transmits data from the miners’ identification cards to the central data station via the transit network. The Company has delivered this system to several mining operators.

●
A down-hole communication system.  On an ongoing basis, the system broadcasts safety information and safety regulations and precautions.  When needed, the system also broadcasts announcements regarding matters needing attention, such as to enhance the crew's safety awareness in a specified area. If the system detects a report from the safety system that there is an accident down-hole, the pre-set procedure will transfer related emergency plans and instruct the site personnel on withdrawal procedures. The Company has provided this to several mine operators.

Our safety system research and development agreements are made on a case by case basis.  The agreements include a description of the project to be completed, the aggregate cost of the project, a payment installment schedule and the anticipated date of completion. The Company charges service fees by stages, which alleviates the financial pressure on our customers and lays a solid foundation for future relationships.  The agreement provides that all intellectual property that results from our services under the contract becomes the property of the customer.

Huludao Rescue outsources portions of its equipment design and system design work to qualified  software engineering companies, in order to permit our in-house R&D staff to focus on the mine-specific aspects of the work.  Among the subcontractors to which we have assigned portions of our projects are Qingdao Super Special Automobile Technology Co., Ltd., Zhengzhou Yilong Mining Equipment Co., Ltd., Huludao Qianlong Science Development Co., Ltd., and (4) Topsoft Information Technology (Dalian) Co., Ltd.  In recent years, Huludao Rescue has outsourced approximately one-third of its software development projects.

Customers

Because we provide a specific service to our customers, our relationships with our customers are generally not perennial, and we do not depend on any specific customer for continuing business.  However, fulfillment of a large contract with a specific customer can represent a significant portion of our revenue for the period in which the customer’s work is completed.  The fact that fulfillment of large contracts can represent a sizeable portion of the revenue in a single period means that the level of our revenue will tend to rise and fall from quarter to quarter depending on when we complete large contracts.

One leasing customer, the Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd., has provided a sizeable percentage of our revenue in each of the past two years.  During 2012 commissions paid by the Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd. totaled $6,231,023, representing 53% of our total revenue.  In 2011, commissions paid by that customer totaled $1,759,202, representing 31% of our revenue.  No other customer provided 10% or more of our revenue in 2012.

Competition and Growth

The Chinese mine rescue products industry is still in its infancy, with few enterprises engaged in rescue product manufacture and sales.  A strong competitive environment has not yet formed. Huludao Rescue intends to rely on its strong network of contacts in both the manufacturing sector and among mine operators to secure a market position that will withstand competitive pressures.

The rapidly growing demand for mine safety equipment provides a business opportunity for Huludao Rescue that we intend to exploit fully.  Our strategy for growth has three prongs:

Innovating technology.  Our staff has a rich experience in the development of mine safety systems.  Our plan for the coming years is to use that experience as a foundation for leading-edge research into the development of advanced safety systems.  We intend to conduct our own research and development, as well as to utilize the relationships that we have built with foreign manufacturers, to enable us to offer customers the most advanced safety systems available.  In addition, we plan to expand the market for our systems by developing multi-purpose safety systems that can be used in projects such as nonferrous metal and tunnel engineering.

Expanding our domestic market.  Currently, our business is focused primarily in the provinces of North and Northeast China. This current focus encompasses only a small portion of the potential market for coal mine safety systems, mining equipment and mining rescue capsules in the Chinese domestic coal mine industry.  In the coming periods, we intend to establish agent networks in provinces such as Shanxi, Sichuan, and Inner Mongolia, where a significant amount of coal mining is concentrated.

Entering the global markets.  We plan in the relatively near term to utilize our mine equipment experience as well as its knowledge of pricing to enter the Indian market, followed by entry into an expanding circle of countries.  Since foreign manufactured mining rescue capsules typically sell at prices approximately double the price of the Chinese rescue capsules that we market, we expect to utilize this price advantage and the competitive performance of our client products to enter the Indian market. India, as the third largest coal mine country after China and America, has adapted only 28% of its machinery to its domestic safety requirements and imports most of its colliery equipment.  This situation represents an obvious opportunity for Huludao Rescue.

At the same time, our plan is strengthen technical exchange communications with foreign enterprises in the mine safety industry in order to achieve international cooperation in promoting the globalization of our business by absorbing the world’s advanced technology and management experience.  We believe this will allow Huludao Rescue to keep up with international standards of the mining industry and improve the quality of our products and our management, as well as our international market competitiveness.

Our Employees

As of December 31, 2012, the Company had 90 full time employees and no part time employees.   Ten employees are in the administration department, 30 in the training department, 43 in the design department and R&D and seven are in the marketing.

ITEM 1A         RISK FACTORS

Investing in our common stock involves substantial risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our management has no experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties, including consultants, our attorneys and accountants.  None of our middle and top management staff were educated or trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may adversely affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

We operate in the mining equipment and mine safety industry.  A failure of mining equipment designed by us, or the failure of safety systems designed by us, could subject us to liability which may materially adversely affect our business, results of operations and financial conditions.

Huludao Rescue designs mining equipment design for manufacturers.  If there are any accidents related to the products that we designed, the government will investigate and identify the parties responsible for the accident. If the accident is confirmed to have been caused by a flaw in the design created by Huludao Rescue, then Huludao Rescue will face liability for the accident.  A similar process will occur if an accident occurs in a mine for which Huludao Rescue provided a security system.  If the government determines that a flaw in the security system contributed to the accident, Huludao Rescue will face liability for the accident.  If the government finds that Huludao Rescue is liable for an accident, the government may impose fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Our revenue and earnings may rise and fall from quarter to quarter depending on when we complete large contracts.

The Company’s contracts vary in dollar amount. Because we provide a specific service to our customers, our relationships with our customers are generally not perennial, and we do not depend on any specific customer for continuing business.  However, fulfillment of a large contract with a specific customer can represent a significant portion of our revenue for the period in which the customer’s work is completed.  As a result, our revenue and earnings may rise and fall from quarter to quarter depending on the size of the contracts for which we record revenue during each the quarter.  This lack of consistency in financial results from quarter to quarter will make it difficult for investors and analysts to project growth trends in our business, which may discourage certain investors from acquiring our stock.

We derive all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales and leases in the PRC or from commissions generated in the PRC. We anticipate that revenues from sales or leases of products in the PRC will continue to represent  the greater portion of our revenues in the near future. Our success is influenced by a number of economic factors such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict customer spending, thereby negatively affecting our sales and profitability.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history may not provide a meaningful basis for evaluating our business. The Company entered into its current line of business in 2010. Although the Company’s revenues have grown rapidly since its inception, we cannot guarantee that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital to support our expansion;

●	expand our service offerings and maintain the high quality of our services;

●	manage our expanding operations and continue to fill customers’ orders on time;

●	maintain adequate control of our expenses allowing us to realize anticipated income growth;

●	implement our service development, sales, and acquisition strategies and adapt and modify them as needed;

●	successfully integrate any future acquisitions; and

●
anticipate and adapt to changing conditions in the mining industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our results of operations may be materially and adversely affected.

We need additional capital to fund our growing operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

Although we believe our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months, we believe that we will need additional capital to fund our long term growth strategy. If adequate additional financing is not available on reasonable terms, we may not be able to implement our growth strategy successfully, and we would have to modify our business plans accordingly. Additional financing may not be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability, and (ii) our success in developing and implementing our growth plan.  We may not be able to obtain capital in the future to meet our needs.

In recent years, the U.S. market for the securities of enterprises located in China has demonstrated a high level of price and volume volatility, and the market prices of securities of many such companies have experienced wide fluctuations that have not been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Any additional funding we may require may not be available on reasonable terms, if at all.

Even if we do find a source of additional capital, we may not be able to receive additional capital that on terms are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the currently outstanding securities. Such additional financing may not be available to us, or if available, may not have terms that are favorable to us.

We require highly qualified personnel and if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success depends upon our ability to attract and retain highly qualified personnel. Expansion of our business will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled mining agency personnel is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Baoyuan Zhu, our chairman, Zhengyuan Yan, our chief executive officer, and Wenqi Yao our chief financial officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Baoyuan Zhu, our chairman, Zhengyuan Yan, our chief executive officer and Wenqi Yao, our chief financial officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees could harm our business.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, as well as costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Since we had no obligations as a public company prior to the reverse acquisition on June 15, 2012, we did not have any such expenses prior to that date. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act, or the "FCPA", and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption law, which strictly prohibits the payment of bribes to government officials.

We are in process of implementing an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. We believe that to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our safeguards may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●   A higher level of government involvement

●   An early stage of development of the market-oriented sector of the economy
●   A rapid growth rate
●   A higher level of control over foreign exchange
●   The allocation of resources

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Delaware holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce (“MOFCOM”), or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

We cannot determine whether, under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.  Our inability to make the determination will subject our shareholders to uncertainty regarding whether sale of their shares will subject them to taxation in China.

Under the New Income Tax Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the “Implementation Regulations”), which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

i.	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

ii.	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;

iii.	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

iv.	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.  Because we lack guidance regarding how the PRC tax authorities will interpret and apply the EIT Law, our management has determined that it will not make a decision as to whether China Hefeng is a resident enterprise for PRC enterprise income tax purposes unless and until we either plan to remit funds from our WFOE to its Hong Kong shareholder or we plan to pay dividends to the shareholders of our U.S. parent corporation.  In either situation, our determination would be based on interpretations of the EIT Law prevailing at that time.

If the PRC tax authorities determine that China Hefeng is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow:

●
First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income.  This would mean that any non-China source income would be subject to PRC enterprise income tax at a rate of 25%, the same rate applied to corporate income earned within China.  However, since all of our operations are carried out by our Chinese subsidiaries and affiliates, it is unlikely that we will have any non-China source income in the near future.

●
Second, although under the EIT Law and its implementing rules dividends paid to our non-PRC subsidiaries from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Currently, neither our U.S. parent corporation nor any of our non-PRC subsidiaries has any significant cash resources or liquid assets.  Unless and until our U.S. parent corporation obtains funds from the sale of securities, the funds required to operate our U.S. parent corporation and our non-PRC subsidiaries must be obtained either from loans by related parties or by dividends paid by our PRC subsidiary.  Imposition of a withholding tax on such dividends could interfere with our ability to finance the operations of our U.S. parent and non-PRC subsidiaries.

●
Third, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the PRC will attempt to impose a 10% withholding tax on dividends that China Hefeng pays to our non-PRC stockholders.

●
Finally, it is possible that resident enterprise classification could result in the PRC seeking to tax any gains derived by our non-PRC stockholders from transferring their shares in our company. Although most of our non-PRC shareholders would not be subject to the jurisdiction of the PRC tax authorities, the uncertainty regarding whether they may be liable to pay such a tax could be a burden for some of our shareholders, particularly those who have business or other interests in the PRC.

If the China Securities Regulatory Commission (“CSRC”) or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of Dragons Soaring the, reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the “M&A Rule,” which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We believe the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals did not apply to our reverse acquisition of Dragons Soaring because none of Dragons Soaring, Huashi International, and Huashida Consulting is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” at the moment of acquisition. However, we cannot assure you that we would be able to obtain approval of our interpretation by MOFCOM.  If the PRC regulatory authorities take the view that the reverse acquisition of Dragons Soaring constituted a round-trip investment without MOFCOM approval on such round-trip investment, they could invalidate our acquisition and ownership of Dragons Soaring.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75.  Circular 75 required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Huashida Consulting provides support and consulting service to Huludao Rescue pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Huludao Rescue’s operations are required to be transferred to Huashida Consulting under these agreements, although at present all amounts due from Huludao Rescue to Huashida Consulting are being accrued and no payments have been made. Our plan for the foreseeable future is that Huludao Rescue will make payments to Huashida Consulting to the extent necessary for that entity and its parent entities to pay their expenses, but will accrue the remainder of its obligations to Huashida Consulting without interest, penalties or other compensation for the delay in payment. Details of the VIE Agreements are set out in “Management’s Discussion and Analysis of Financial Condition and Results of Operations:  Contractual Arrangements with our Controlled Affiliate and its Shareholders” at Item 7 below.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  We believe the VIE Agreements are binding and enforceable under PRC law. But if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Huashida Consulting or Huludao Rescue;

●	imposing conditions or requirements in respect of the VIE Agreements with which Huashida Consulting or Huludao Rescue may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Huashida Consulting.

If it occurred that we required judicial intervention in order to enforce the VIE Agreements and we were unable to persuade the courts of the PRC to do so, the value in our company would disappear.  We would no longer be entitled to consolidate the balance sheet and financial results of Huludao Rescue with those of China Hefeng, which would render China Hefeng a shell company.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Huludao Rescue.  However, the VIE Agreements may not be as effective in providing us with control over Huludao Rescue as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Huludao Rescue.  Under the current VIE arrangements, as a legal matter, if Huludao Rescue fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Huludao Rescue, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of courts in the PRC.  If Huludao Rescue or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Huludao Rescue or its shareholder to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. The tax rate in PRC is fixed by the central tax authority, but local tax authorities have the right to adjust entities’ income and expenses.  Although it is rare for the local tax authorities to make the adjustment or make significant adjustment, if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations, then PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our Shareholders have potential conflicts of interest with our company which may adversely affect our business.

Baoyuan Zhu is our Chairman and Jianjun Gao is one of our directors.  They are also the only shareholders of Huludao Rescue.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhu and Mr. Gao.  There could also be conflicts that arise between us and Huludao Rescue that would require our shareholders and Huludao Rescue’s shareholder to vote on corporate actions necessary to resolve the conflict.  There can be no assurance in any such circumstances that Mr. Zhu and Mr. Gao will vote their shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhu and Mr. Gao fail to act in our best interests, our operating performance and future growth could be adversely affected.

Notwithstanding the requirement under the VIE Agreements that it pay over 95% of its net income to Huashida Consulting, Huludao Rescue does not intend that for the foreseeable future it will remit to Huashida Consulting more than is necessary to pay the expenses of Huashida Consulting and its parent entities.

The Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue provides that Huashida Consulting will provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month (US$15,800). To date, Huludao Rescue has not made any payment to Huashida Consulting.  Moreover, it is management’s present intent that for the foreseeable future Huludao Rescue will pay to Huashida Consulting only such amounts as are necessary to pay the expenses of Huashida Consulting and its parent entities (although we expect that for the near term our U.S. expenses will be funded by borrowing dollars from related parties).  The remainder of the net profits earned by Huludao Rescue will be retained by it to fund its operations and growth.  As a result of this plan, investors in China Hefeng should not expect to receive dividend payments or other distributions during the foreseeable future.  In addition, any profits earned by Huludao Rescue will be left at risk of a downturn in future operations - in the event of an adverse turn in the operations of Huludao Rescue, cash that might have been earlier paid as dividends if there had been compliance with the Exclusive Technical Service and Business Consulting Agreement will remain available to be taken by the creditors of Huludao Rescue.  Finally, as no interest will be paid by Huludao Rescue on account of the delayed payment of net income to Huashida Consulting, the value of the accrued obligation will diminish in proportion to the time/value of money.

We rely on the approval certificates and business license held by Huashida Consulting and any deterioration of the relationship between Huashida Consulting and Huludao Rescue could materially and adversely affect our business operations.

We operate our business in China on the basis of the approval certificates, business license and other requisite licenses held by Huashida Consulting and Huludao Rescue.  There is no assurance that Huashida Consulting and Huludao Rescue will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.  The Business License of Huashida Consulting expires in 2030 and the Business License of Huludao Rescue will expire in 2020.

The Business License is the certificate of operating rights of an enterprise or organization. Obtaining a Business License is for the purpose of open bank account, organization code, tax registration certificate and contract signing. Business Licenses go through an annual inspection which period is from March 1 to June 30. Without a license, a company will lose all its legal rights.  The Business License can be terminated by application by the licensed entity, failure of the annual inspection, or if its operations violate relevant laws and regulations.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our Common Stock is not listed for trading or quotation anywhere.

Our common stock is not listed for trading on any exchange and is not listed for quotation on any service.  Accordingly, there is currently no trading in our common stock. We cannot provide any assurances as to when our common stock will begin trading or that an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which
If and when our common stock is listed for trading or quotation, it may be subject to the SEC regulations for “penny stocks.” Penny stocks include any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations impose certain sales practice requirements on broker-dealers which sell penny stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule defined by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These rules adversely affects the ability of broker-dealers to sell penny stock, and may adversely affect the market liquidity of our common stock if it becomes subject to the penny stock rules.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          DESCRIPTION OF PROPERTY

The Company’s principal office has 2,153 square feet and is located at Suite A 10F, Nanhai Fishing Port, Haibin Road, Longgang District, Huludao PRC.  The Company pays annual rent of RMB84,000 ($13,217) per year. The current lease expires on December 31, 2014.

The Company also maintains a 1,399 square foot office at Western Room 2, Comprehensive Service Building, No.88,Taishan Street, North Port Industrial Park, Longgang  District,  Huludao PRC.  The Company pays annual rent of RMB168,000 ($26,435) per year.  The current lease expires on April 30, 2014.

 ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Currently there is no market for the Company’s securities.

Holders

As of June 15, 2012, there were approximately 19 stockholders of record of our common stock.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. (The registered capital of Huashida Consulting is 200,000 HK dollars - i.e. US$15,385). Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions prevent or limit our ability to pay dividends.

Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

China Hefeng Rescue Equipment did not effect any unregistered sales of equity securities during the quarter ended December 31, 2012.

 (f) Repurchase of Equity Securities

China Hefeng Rescue Equipment, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2012.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Contractual Arrangements with our Controlled Consolidated Affiliate and its Stockholders

On January 3, 2012, prior to the reverse acquisition transaction, Huashida Consulting and Huludao Rescue and its stockholders, Baoyuan Zhu and JianjunGao, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Huludao Rescue became Huashida Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire a beneficial interest in a PRC corporation, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Huludao Rescue operates in an industry that is not restricted or forbidden to foreign investment, PRC regulations do impose significant restrictions on foreign acquisition of PRC corporations. Share exchanges, for example, are not a permissible method of gaining foreign ownership of a PRC operating company.  As a result, the Company utilized the VIE Agreements in order to properly gain control or, and the economic benefits from, Huludao Rescue.

The VIE Agreements include:

(1)
Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting agreed to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% of the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($15,170).  To date, in order to make funds available to funds the growth of Huludao Rescue, Huludao Rescue has not made any payment to Huashida Consulting.  Accordingly, $4,079,947 has been accrued on the balance sheet of Huludao Rescue as due to Huashida Consulting pursuant to the Exclusive Technical Service and Consulting Agreement.

(2)
Call Option Agreement among Baoyuan Zhu, Jianjun Gao, and Huashida Consulting under which the stockholders of Huludao Rescue have granted to Huashida Consulting the irrevocable right and option to acquire all of the equity interests in Huludao Rescue to the extent permitted by PRC law. If PRC law limits the percentage of Huludao Rescue that Huashida Consulting may purchase at any time, then Huashida Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum amount required by PRC law. Huludao Rescue’s stockholders agreed to refrain from taking certain actions which might harm the value of Huludao Rescue or Huashida Consulting’s option.

(3)
Proxy Agreement by Baoyuan Zhu and Jianjun Gao pursuant to which they each authorize Huashida Consulting to designate someone to exercise all of their stockholder decision rights with respect to Huludao Rescue.

(4)
Share Pledge Agreement among Baoyuan Zhu, Jianjun Gao, Huludao Rescue, and Huashida Consulting under which the stockholders of Huludao Rescue have pledged all of their equity in Huludao Rescue to Huashida Consulting to guarantee Huludao Rescue’s and Huludao Rescue’s stockholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The accounting effect of the VIE Agreements between Huashida Consulting and Huludao Rescue is to cause the balance sheets and financial results of Huludao Rescue to be consolidated with those of Huashida Consulting, with respect to which Huludao Rescue is now a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Huludao Rescue since its inception.

The Company believes that Huashida Consulting’s contractual agreements with Huludao Rescue are in compliance with PRC law and are legally enforceable.  The Huludao Rescue Shareholders are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Huludao Rescue and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Huludao Rescue or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system.

Under the terms of the VIE Agreements, Huludao Rescue and its stockholders are contractually required to operate Huludao Rescue prudently and effectively in a manner intended to maximize the benefit to Huashida Consulting.  Without the consent of Huashida Consulting, Huludao Rescue’s stockholders may not cause Huludao Rescue to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its equity-owners outside of the ordinary course of business; appoint or remove any of Huludao Rescue’s directors or management; make any distribution of profits or dividends; or be liquidated or dissolved.

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

Results of Operations

The following table sets forth key components of the Company’s results of operations during the year ended December 31, 2012 and 2011, and the percentage change between 2012 and 2011.

			Percentage
	2012	2011	Change
Net Service Revenue	$1,324,814	$1,140,313	16%
Net Commission Income	5,206,635	1,308,893	298%
Gross Profit	6,531,449	2,449,206	167%

Operating Expenses	647,598	259,014	150%
Pre-Tax Income	5,883,851	2,190,192	169%

Provision for Income Taxes	1,472,274	553,738	166%
Net Income	4,411,577	1,636,454	170%

Noncontrolling Interests	(214,734)	(83,609)	157%
Net income attributable to stockholders	$4,196,843	$1,552,845	170%
Earnings per share	$0.12	$0.05	--

Revenue, Commission Income, and Gross Profit. The principal distinction between 2011 and 2012, besides the significant growth in our revenues and profits, was the altered focus of our business.  Whereas in 2011 57% of our revenue and 47% of our gross profit arose from our design and development business (identified as “service revenue” on our statements of income), in 2012 our design and development services yielded only 31% of our revenue and 20% of our gross profit.  Moreover, even within the service segment of our business, the allocations between hardware design and software development were altered dramatically, as shown in the following table.

	For the twelve months ended December 31,
			Change
	2012	2011	Amount	%
Hardware design revenue	$197,355	$1,326,074	$(1,128,719)	(85%)
Software development revenue	3,162,260	1,763,741	1,398,519	79%
Training revenue	123,001	90,383	32,618	36%
Revenue from system maintenance	174,908	104,345	70,563	68%
Total service revenue	$3,657,524	$3,284,543	$372,981	11%

The reason for our strategic decision to reorient our focus to agency sales is evident in comparing the margin rates of our two segments.  In 2012, our $3,657,524 in service revenue produced $1,324,814 in gross profit, for a margin of 36.2%, a modest increase from the 34.7% margin that we achieved on service revenue in 2011.  By way of comparison, the $8,164,183 in commissions that we earned in 2012 on sales and leasing transactions in which we served an agency function yielded a gross profit of $5,206,635, representing a margin of 63.8%.

The significantly better margins achieved from agency sales than from design and development services is a function of the nature of direct expenses incurred in each segment.  Design and development services are labor-intensive.  We perform approximately two-thirds of the labor in-house and subcontract the remainder.  In both situations, we are forced to deal with the continual growth in labor costs in China.

The costs of commission revenue, by comparison, primarily include the costs of safety inspection and customer training, which we outsource, as well as a Chinese selling tax equal to 5% of total commission revenue. In addition, we allocate the direct costs of our marketing staff to costs of commissions; but have found that marketing equipment for independent manufacturers is a much less labor-intensive business than design and development, due to the market advantages that our management’s network of contacts provides.

Our strategic decision to focus our energies on expanding our agency business, then, resulted in a 167% increase in our overall gross profits, all but 7% of which was attributable to the growth of our agency sales and leasing business.

Operating Expenses.  Most of our expenses are direct expenses, which expand relative to our sales volume.  Our research and development activities, in particular, are carried on almost entirely pursuant to contract, and are, therefore, recorded as cost of service.  As a result, our operating expenses are modest:  in 2012 operating expenses totaling $647,598 represented only 5% of our revenue and 10% of our gross profit.  While the costs attendant to our new status as a U.S. reporting company will cause some increase in operating expenses in the future, we expect that the nature of our operations will allow us to maintain a relatively low ratio of operating expenses to revenue.

Our decision to expand our sales agency business necessitated an increase in the administrative personnel in our marketing department.  As a result, our selling and marketing expenses increased to $165,553 in 2012 from $63,197 in 2011, an increase of 162%. Our selling and marketing expenses are primarily comprised of manager salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff.

General and administrative (“G&A”) expenses increased to $482,045 in 2012 from $195,817 in 2011, an increase of 146%.  The primary cause of the increase was the substantial expansion of our overall operations, as G&A expenses primarily consist of administrative salaries and insurance. In addition, as we prepare for our common stock to be traded in the United States, expenses were incurred for attorneys, auditors and financial advisors.

Provision for Income Taxes; Net Income.  After deducting operating expenses from our gross profit, we realized pre-tax income of $5,883,851 in 2012, compared to $2,190,192 in 2011.  The corporate income tax rate in China is 25%, and our operating entity, Huludao Rescue, had an effective tax rate of 25%.  After making provision for income taxes of $1,472,274 in the twelve months ended December 31, 2012, our net income for the year totaled $4,411,577, an increase from 2011 that was proportionate to the increase in gross profit.  However, the VIE Agreements assign to Huashida Consulting only 95% of the net profit generated from Huludao Hefeng.  For that reason, we deducted a “non-controlling interest” of $214,734 before recognizing net income attributable to common shareholders on our Consolidated Statements of Operations and Comprehensive Income for 2012.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the common shareholders for 2012 was $4,196,843 ($.12 per share), compared to net income attributable to common shareholders of $1,552,845 ($.05 per share) realized in 2011, which represented an increase of $2,643,998 or 170%.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the twelve months ended December 31, 2012 and 2011, foreign currency translation adjustments of $36,443 and $31,030 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of December 31, 2012, our working capital totaled $6,663,771, an increase of $4,519,607 since December 31, 2011.  The increase is approximately equal to our net income for the twelve months ended December 31, 2012, due to the fact that we have very little in fixed or intangible assets on our balance sheet, and so record very little depreciation or amortization expense. Cash and cash equivalents represented over 94% of our current assets at December 31, 2012 - our accounts receivable were actually lower at December 31, 2012 than at December 31, 2011 despite the 105% increase in our revenue during the year.  Since our operations provided $4.9 million in cash during the fiscal year of 2012 and have been cash flow positive since inception, we believe that our liquid assets are adequate to finance our operations for the coming year and foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

	2012	2011
Net cash provided by (used in) operating activities	$4,946,872	$1,537,896
Net cash provided by (used in) investing activities	(1,612)	(5,562)
Net cash provided by (used in) financing activities	(36,215)	39,079
Effects of Exchange Rate Change in Cash	35,993	40,298
Net Increase in Cash and Cash Equivalents	4,945,038	1,611,711
Cash and Cash Equivalent at Beginning of the Period	3,130,799	1,519,088
Cash and Cash Equivalent at End of the Period	$8,075,837	$3,130,799

Operating activities

Cash provided by operating activities totaled $4,946,872 in 2012, as compared to $1,537,896 provided in 2011. Our operations provided cash in excess of our net income for the period primarily as a result of the $299,162 increase in taxes payable and $293,754 increase in deferred revenue during 2012, as we focus on earning commission fees that are payable (and generally paid) immediate upon the completion of a sale, we expect that our accounts receivable will continue to be modest relative to our total assets.

Investing activities

Our facilities are modest - with a book value of only $19,771 at December 31, 2012 - since we carry on our business in leased offices.  For that reason, net cash used in investing activities was $1,612 for the twelve months ended December 31, 2012, as compared to $5,562 for the twelve months ended December 31, 2011.   Unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

For the past two years we have financed our operations almost exclusively with cash generated by those operations.  As a result, cash flows related to financing activities are not significant.   Net cash used by financing activities was $36,215 in 2012; in 2011 financing activities provided $39,079 in net cash. From time to time we take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. - at December 31, 2012 we owed $75,715 on account of such loans. Cash flows from financing activities reflect such loans and their repayment. Because of our ample cash reserves and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Transfer of Cash

All of our revenues are earned by Huludao Rescue in the PRC, and 95% of the net income is then assigned to Huashida Consulting. PRC regulations restrict the ability of our PRC subsidiary, Huashida Consulting, to make dividend and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital (i.e. $15,385). Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Huludao Rescue and Huashida Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Huashida Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

Chinese regulations also limit the ability of our parent company to transfer money into China, as needed to fund the operations of Huludao Rescue.  If in the future, China Hefeng raises funds and wishes to utilize them in the operations of Huludao Rescue, one of the following methods will have to be employed:

●
Acquisition.  China Hefeng could transfer capital to Huludao Rescue by causing its Hong Kong subsidiary, Huashi International, to apply to MOFCOM for approval of an acquisition of Huludao Rescue by Huashi International.  MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Huashi International for Huludao Rescue represented a commercially fair price.

●
Joint venture.  If China Hefeng Rescue Equipment, Inc. obtained capital that was less than the purchase price for Huludao Rescue deemed acceptable by MOFCOM, Huashi International could still inject the funds into Huludao Rescue by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law.   To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Huludao Rescue into an equity joint venture, in which Huashi International would be its equity joint venturer. If approved, Huashi International would then own a portion of the equity in Huludao Rescue, and the VIE agreements between Huludao Rescues and Huashida Consulting would be modified accordingly to reduce the portion of net income payable by Huludao Rescue to Huashida Consulting.  .

We have no current plans for China Hefeng Rescue Equipment, Inc. to fund Huludao Rescue, and expect the VIE structure to remain in place for the forseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2012, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Huludao Rescue.

Through the VIE agreements, our subsidiary, Huashida Consulting, is deemed the primary beneficiary of Huludao Rescue. Huludao Rescue has no assets that are collateral for or restricted solely to settle its own obligations. The creditors of Huludao Rescue do not have recourse to the Company’s general credit. Huludao Rescue’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.  Accordingly, the financials of Huludao Rescue have been included in the accompanying consolidated financial statements.

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

●	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.

●
The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Huludao Rescue by Huashida Consulting on terms that comply with Chinese law.  A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.

●	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.

●	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities.  Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements.  The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Our review of the New M&A Rules persuades us that this provision does not apply to our Company.  We reached that conclusion by observing that:

i.	Huashida Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders;

ii.
the share exchange between Dragons Soaring and the Company, China Hefeng Rescue Equipment, Inc., is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules; and

iii.	no provision in the New M&A Rules clearly classifies the contractual arrangements between Huashida Consulting and Huludao Rescue as a type of transaction falling within the New M&A Rules.

We believe, therefore, that under prevailing laws and policies our VIE Agreements are enforceable in Chinese courts.  Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements.  Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system.  In that eventuality, we would be required to de-consolidate Huludao Rescue from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011.

F-4	Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2012 and 2011.

F-6	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011.

F-7	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012 and 2011.

F-9 to F-23	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Hefeng Rescue Equipment, Inc.

We have audited the accompanying consolidated balance sheets of China Hefeng Rescue Equipment, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Hefeng Rescue Equipment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
April 11, 2013

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011 (IN U.S. $)

ASSETS	December 31, 2012	December 31, 2011

Current assets:
Cash	$8,075,837	$3,130,799
Accounts receivable	330,056	366,671
Deferred income taxes	108,248	34,809
Prepaid expenses and other current assets	48,756	49,926

Total current assets	8,562,897	3,582,205

Fixed Assets	73,459	71,301
Less: accumulated depreciation	(53,688)	(29,943)

Fixed Assets, net	19,771	41,358

TOTAL ASSETS	$8,582,668	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2012	December 31, 2011

Current liabilities:
Accounts payable	$501,811	$708,742
Advances from customers	154,343	3,535
Deferred revenue	432,990	139,236
Loans from stockholders	75,715	161,765
Accrued wages	109,151	93,679
Taxes payable	595,293	296,131
Accrued expenses	29,823	34,953

Total current liabilities	1,899,126	1,438,041

Stockholders’ equity:
Common stock, $.0001 par; 300,000,000 shares authorized;
33,600,000 and 31,920,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3,360	3,192
Additional paid-in capital	146,175	96,343
Retained earnings	6,097,323	1,900,480
Statutory reserve fund	35,031	35,031
Other comprehensive income	77,840	41,397

Stockholders’ equity before noncontrolling interests	6,359,729	2,076,443
Noncontrolling interests	323,813	109,079

Total Stockholders’ equity	6,683,542	2,185,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,582,668	$3,623,563

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Service revenue	$3,657,524	$3,284,543
Cost of service	(2,332,710)	(2,144,230)

Service revenue - net	1,324,814	1,140,313

Commissions - manufacturers	7,912,579	2,456,612
Rental commissions – related party	251,604	18,540
Cost of commissions	(2,957,548)	(1,166,259)

Commission income – net	5,206,635	1,308,893

Gross profit	6,531,449	2,449,206

Operating expenses:
Selling and marketing	165,553	63,197
General and administrative	482,045	195,817

Total operating expenses	647,598	259,014

Income before income taxes	5,883,851	2,190,192
Provision for income taxes	1,472,274	553,738

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Net income	4,411,577	1,636,454
Noncontrolling interests	(214,734)	(83,609)

Net income attributable to common stockholders	4,196,843	1,552,845

Other comprehensive income:
Foreign currency translation adjustment	36,443	31,030

Total comprehensive income	$4,233,286	$1,583,875

Earnings per common share, basic and diluted	$0.12	$0.05

Weighted average shares outstanding, basic and diluted	33,600,000	31,920,000

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011(IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, January 1, 2011	$3,192	$96,343	$347,635	$25,470	$35,031	$10,367	$518,038

Net income	-	-	1,552,845	83,609	-	-	1,636,454
Other comprehensive income	-	-	-	-	-	31,030	31,030

Balance, December 31, 2011	3,192	96,343	1,900,480	109,079	35,031	41,397	2,185,522

Reverse merger adjustment	168	(168)	-	-	-	-	-
Subscription received – Dragons Soaring	-	50,000	-	-	-	-	50,000
Net income	-	-	4,196,843	214,734	-	-	4,411,577
Other comprehensive income	-	-	-	-	-	36,443	36,443

Balance, December 31, 2012	$3,360	$146,175	$6,097,323	$323,813	$35,031	$77,840	$6,683,542

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Cash flows from operating activities:
Net income	$4,411,577	$1,636,454
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	23,501	22,224
Deferred income taxes	(73,126)	(32,817)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	36,615	(184,823)
Decrease (increase) in prepaid expenses and other current assets	1,170	(41,459)
(Decrease) increase in accounts payable	(206,931)	236,375
Increase (decrease) in advances from customers	150,808	(413,852)
Increase in deferred revenue	293,754	133,692
Increase in taxes payable	299,162	129,358
Increase in payroll payable	15,472	48,544
(Decrease) increase in accrued expenses	(5,130)	4,200

Net cash provided by operating activities	4,946,872	1,537,896

Cash flows from investing activities:
Purchase of fixed assets	(1,612)	(5,562)

Cash flows from financing activities:
Collection of subscription receivable – Dragons Soaring	50,000	-
Proceeds from stockholder loans	57,131	159,874
Repayment of stockholder loans	(143,346)	(120,795)

Net cash (used in) provided by financing activities	(36,215)	39,079

Effect of exchange rate changes on cash	35,993	40,298

Net increase in cash	4,945,038	1,611,711
Cash, beginning	3,130,799	1,519,088

Cash, ending	$8,075,837	$3,130,799

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,271,498	$491,027

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.           ORGANIZATION

China Hefeng Rescue Equipment, Inc. (formally known as Bridgeway Acquisition Corp., the “Company”) was incorporated in the State of Delaware on October 22, 2010. The Company had no business operations until June 15, 2012.

On June 15, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Dragons Soaring Limited (“Dragons Soaring”), or the “Stockholders,” whereby the Company acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of our Common Stock, which constituted 95% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became our wholly-owned subsidiary and the former Stockholders of Dragons Soaring became our controlling stockholders. The share exchange transaction with Dragons Soaring and the Stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

Dragons Soaring Limited (“Dragons Soaring”) was incorporated in the Territory of the British Virgin Islands (“BVI”) on December 2, 2011.  On January 5, 2012, Dragons Soaring acquired 10,000 shares, 100% of the issued and outstanding shares, at $1.00 per share of Huashi International Holding Group Limited (“Huashi International”), a company incorporated in Hong Kong on August 10, 2010.

Dragons Soaring had a subscription receivable of $50,000 which was collected during the year ended December 31, 2012 and the collection is recorded as an increase to additional paid-in capital in the accompanying consolidated statement of changes in stockholders’ equity. The Company, through Dragons Soaring, now owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Information Consulting (Shenzhen) Co. Ltd. (“Huashida Consulting” or “WFOE”).

On January 3, 2012, Huashida Consulting entered into a series of contractual arrangements (“VIE agreements”) with Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”). Huludao Rescue is an entity in the Peoples’ Republic of China (“PRC”) formed on May 11, 2010 with registered capital of $73,200. Huludao Rescue specializes in designing rescue equipment and security monitoring systems, provides product maintenance, and personnel training for product users. Huludao Rescue also introduces customers to rescue equipment manufacturers for rescue equipment purchases and rentals. Huludao Rescue’s main products are the design of rescue equipment and security monitoring systems, which are used for workers in underground mines until rescued when there is a mining accident.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.           ORGANIZATION (continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.           ORGANIZATION (continued)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America. The audited financial statements for the year ended December 31, 2012, include China Hefeng Rescue Equipment, Inc., Dragons Soaring, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue. The audited financial statements for the year ended December 31, 2011, include Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue for comparative purpose only, as Dragons Soaring was not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Variable Interest Entity

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

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

Through the VIE agreements as disclosed in Note 1, the Company is deemed the primary beneficiary of Huludao Rescue.  Accordingly, the results of Huludao Rescue have been included in the accompanying consolidated financial statements. The following financial statement amounts and balances of Huludao Rescue have been included in the accompanying consolidated financial statements. Huludao Rescue has no assets that are collateral for or restricted solely to settle its obligations. The creditors of Huludao Rescue do not have recourse to the Company’s general credit.

Huludao Rescue’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

ASSETS	December 31, 2012	December 31, 2011
	(In U.S. $)	(In U.S. $)
Current assets:
Cash	$7,866,556	$2,960,284
Accounts receivable	330,056	366,671
Deferred income taxes	108,248	34,809
Prepaid expenses and other current assets	48,756	49,926

Total current assets	8,353,616	3,411,690

Fixed assets	73,459	71,301
Less: accumulated depreciation	(53,688)	(29,943)

Fixed assets, net	19,771	41,358

TOTAL ASSETS	$8,373,387	$3,453,048

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:
Accounts payable	$501,811	$707,563
Payable to WFOE(1)	4,079,947	-
Advances from customers	154,343	3,535
Deferred revenue	432,990	139,236
Loan from stockholders	44,079	-
Payroll payable	108,518	93,051
Taxes payable	544,975	296,131
Accrued expenses	74,173	31,952

Total current liabilities	5,940,836	1,271,468

TOTAL LIABILITIES	$5,940,836	$1,271,468

(1)
Payable to WFOE represents outstanding amounts due to Huashida Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Huludao Rescue in exchange for 95% of Huludao Rescue’s net income.

	For the Years Ended December 31,
	2012	2011

Gross profit and net commission income	$6,541,891	$3,475,451
Net income(2)	4,294,682	1,672,186

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the Years Ended December 31,
	2012	2011

Net cash provided by operating activities	$4,828,218	$1,569,424
Net cash (used in) investing activities	(1,612)	(5,562)
Net cash provided by financing activities	44,000	-
Effect of exchange rate changes on cash	35,700	27,595

Net increase in cash	$4,906,272	$1,591,457

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC.  The functional currency for the majority of the operations is the Renminbi (“RMB”).  For Huashi International, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”) and US Dollar.  The Company uses the US Dollar for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. The consolidated statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2012		December 31, 2011
	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of years end	0.1583	0.1290	0.1571	0.1287
Amounts included in the statements of income and statements of cash flows for the years ended	0.1582	0.1289	0.1545	0.1285

Foreign currency translation adjustments of $36,443 and $31,030 for the years ended December 31, 2012 and 2011, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized.  At December 31, 2012 and December 31, 2011, amounts over billed or under billed on uncompleted contracts were not material.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues and Cost Recognition (continued)

The Company earns commissions by contracting with third party equipment manufacturers to secure customers for rescue equipment purchases and for rental of rescue capsules from a related party. In each case, the Company commits to provide after-purchase training and inspection to the customer, the parameters of its obligation being determined by the Company and the manufacturer/lessor depending on the circumstances of the customer. For rescue equipment that is purchased by the customer, the Company generally earns a pre-negotiated non-refundable commission from the third party manufacturers once the contract for the rescue equipment is signed by the customers and the manufacturer receives the initial deposit. The commissions for purchased equipment range from 10% to 20% of the purchase price. Commissions for equipment to be purchased are generally due when the initial deposit is received by the third party manufacturer from the customer, and are recognized as revenue when due. The pre-negotiated non-refundable commissions for leased equipment equal 20% of the total annual rent amount. Rental commissions are due annually in advance and recognized as revenue monthly over the term of the lease agreements between third party manufacturers and customers. The portion of commission revenue generated from after-purchase leasing training and inspection services are recognized over the term of the training and inspection services provided. The related cost of commissions primarily consists of the costs of safety inspection and training.

The Company also enters into system maintenance service contracts with its customers.  Maintenance service fees, included in service revenue in the accompanying consolidated statements of income and other comprehensive income, are received in advance and recognized monthly over the term of the maintenance service contracts.

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising costs were $50,387 and $6,180 for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable and accrued expenses and other payables.  As of December 31, 2012 and 2011, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2012 and 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the years presented, the Company did not write off any accounts receivable as bad debts.

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

The estimated useful lives for fixed assets categories are as follows:

Machinery and equipment	3 years
Furniture and fixtures	5 years

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax reporting purposes. The differences relate primarily to the deferred revenue. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2012 and 2011, the Company had deferred tax assets of $108,248 and $34,809, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2012 and 2011, the Company does not have a liability for any unrecognized tax benefits.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. The VIE has fully funded the statutory reserve fund.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling interests

The Company evaluated and determined that under the VIE agreements, as disclosed in Note 1, it is deemed to be the primary beneficiary of Huludao Rescue. The noncontrolling interest, representing the 5% of net assets in Huludao Rescue not attributable, directly or indirectly, to the Company is measured at its carrying value in the equity section of the consolidated balance sheets.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on January 1, 2013. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or cash flow.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

4.           FIXED ASSETS

Fixed assets as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011

Machinery and equipment	$67,000	$64,891
Fixtures and furniture	6,459	6,410
	73,459	71,301
Less: Accumulated depreciation	(53,688)	(29,943)

Fixed assets, net	$19,771	$41,358

Depreciation expense charged to operations for the years ended December, 2012 and 2011 was $23,501 and $22,224, respectively.

5.           LEASE OBLIGATIONS

The Company leases one of its offices under an operating lease which expires on  April 30, 2014.  The monthly rental was $2,100through April 30, 2012 and will be $2,200 for the remainder of the term. The Company leases another office at a monthly rental of approximately $1,100, under an operating lease expiring on December 31, 2014. The minimum future rentals under these leases as of December 31, 2012 are as follows:

Year Ending December 31,	Amount

2013	$39,866
2014	22,148

$62,014

Rent expense charged to operations for the years ended December 31, 2012 and 2011 was $39,866 and $38,934, respectively.

6.           RELATED PARTY TRANSACTION

Rental commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (“Heilongjiang Hefeng”), for introducing customers who rent mining rescue capsules.  The Company’s majority stockholder, Mr. Baoyuan Zhu, is also the owner of Heilongjiang Hefeng.  The Company recognizes rental commission revenue monthly when earned, which is based on a percentage of annual prepaid rent over the lease period. For the years ended December 31, 2012 and 2011, rental commissions recognized were $251,604 and $18,540, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6.           RELATED PARTY TRANSACTION (continued)

Future rental lease commissions to be earned are as follows:

Year Ended December 31,	Amount

2013	$314,818
2014	314,818
2015	314,818
2016	314,818
2017	314,818
Thereafter	972,996

$2,547,086

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2012 and 2011, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.           INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011

Current	$1,545,400	$586,555
Deferred	(73,126)	(32,817)

	$1,472,274	$553,738

The Company’s effective tax rate was the same as the statutory rate of 25% for the years ended December 31, 2012 and 2011. The Company’s tax filings for the years ended December 31, 2011 and 2010 were examined by the PRC tax authorities in April 2012 and 2011. The tax filings were accepted and no adjustments were proposed by the tax authorities.

9.           CONTINGENCIES

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

10.           SIGNIFICANT CUSTOMERS

The customers that represented 10% and more of total accounts receivable are as follows:

	December 31, 2012		December 31, 2011
Customer Name	Amount	%	Amount	%
Quanjiao Zhangwashi Coal Mine	$64,903	20%	*	*
Fengjie Huichun Coal Mine Co., Ltd., Huichun Coal Mine	107,644	33%	*	*
Anyang Yongan Wanghaidi Coal Mine Co., Ltd.	58,571	18%	*	*
Weiyuan Shunli Coal Mine Co., Ltd.	53,822	16%	*	*
Shanxi Coal Mining Group Co. Ltd., Duerping Coal Mine	*	*	240,363	66%
Shijiazhuang Coal Mining Machinery Co., Ltd.	*	*	49,879	14%

*Less than 10% of total accounts receivable

The customers that represented 10% and more of total revenues for the years ended December 31, 2012 and 2011 are as follows:

	For the Years Ended
	December 31, 2012		December 31, 2011
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Minig Machinery Equipment Co., Ltd.	$6,231,023	53%	$1,759,292	31%
Shijiazhuang Mining Machinery Co. Ltd.	*	*	588,645	10%

*Less than 10% of total revenues

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2012.

(b)           Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions	Director Since
Baoyuan Zhu	43	Chairman of the Board	2012
Zhengyuan Yan	62	Chief Executive Officer, Director	2012
Jianjun Gao	46	Director	2012
Wenqi Yao	33	Chief Financial Officer	--

Mr. Baoyuan Zhu has served as Chairman of Huludao Rescue since 2011.  From 2010 to the present, Mr. Zhu has served as a director at Heilongjiang Hefeng Mine Rescue Equipment Ltd., a company manufacturing mining rescue capsules. In 2001, Mr. Zhu founded Shengshi (China) Culture Co., Ltd., a company engaged in marketing antiques and collectibles domestically and through export, and served as its president from 2001 to 2009.   From May 1996 to August 2001, Mr. Zhu was employed as factory manager at Daxinganling Timber mill, a railroad tie, tables and chairs factory. Mr. Zhu was a mine manager at Heibaoshan coal mine from 1993 to 1996, and during this period, Mr. Zhu developed a prototype  mining rescue capsule, for which he obtained a utility patent certificate from the State Intellectual Property Bureau.  Mr. Zhu was selected to serve as a director of China Hefeng because of his experience in mining industry and mining safety rescue R&D and because of his prior experience in management. In 2009 Mr. Zhu was awarded a certificate as Senior Mechanical Engineer after attending the doctorate tutorial class of the China University of Mining and Technology.  In 2011 Mr. Zhu was awarded a Masters degree in Management Science by the Chinese Academy of Science.

Mr. Zhengyuan Yan has served as Chief Executive Officer and Director of Huludao Rescue since 2011.  From 2006 to 2011, Mr. Yan was employed as Administration Manager of the Shenyang Wulihe Reconstruction Project of the Six Engineering Department for China Architecture. From 1998 to 2006, Mr. Yan served as Secretary of the Party Committee of the Anshan Department of Industries.  Mr. Yan was selected to serve as a director of China Hefeng because of his prior experience in industrial management. In 1973 Mr. Yan was awarded a Bachelor degree in Politics from Liaoning Normal University.

Mr. Jianjun Gao has served as an assistant to the Chief Executive Officer and Director of Huludao Rescue since 2011.  From 2009 to 2011, Mr. Gao served as Assistant to the President of Heilongjiang Hefeng Mine Rescue Equipment Co., Ltd.  From 2006 to 2009, Mr. Gao served as Marketing Manager at Jinan Sanzhu Pharmaceutical Co., Ltd., a company engaging in producing and marketing medicine and medical equipment. From 2004 to 2006, Mr. Gao served as an Investigator for the China Direct Marketing Research Group. From 2001 to 2004, Mr. Gao served as general manager of Harbin Wonda Economy and Trade Company, a company that he founded to engage in ecotech export and import trade with Russia. Mr. Gao was selected to serve as a director of China Hefeng because of his experience in marketing and management. In 1988 Mr. Gao was awarded a Bachelor Degree in Marketing from Harbin Business College.

Ms. Wenqi Yao has served as the Chief Financial Officer of Huludao Rescue since 2010.  From 2007 to 2010, Ms. Yao served as Accounting Supervisor at Liaoning Xinhao Certified Public Accountants Co., Ltd. In 2001 Ms. Yao acquired an Associates degree and in 2009 a Bachelor degree in Accounting from Shenyang University as well as a Certificate of Accounting Professional.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.  The Board of Directors does not have yet an “audit committee financial expert,” as we have only recently become a U.S. public company.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. However, the Board has no plan to hold an annual meeting of shareholders unless and until the Company’s securities are listed on an exchange.  In the meantime, any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers.  The Board believes that such a code is not useful at this time, as there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012.

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities to China Hefeng and its subsidiaries and affiliates during the noted periods. No other executive officers received total annual compensation in excess of $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Zhengyuan Yan(1)	2012	$26,602	--	--	--	--
	2011	$2,071	$503	--	--	--	$2,574
	2010	--	--	--	--	--	--
_________________
(1)           Mr. Yan has been employed by Huludao Rescue since December 2011.

Employment Agreements

Prior to our reverse acquisition of Dragons Soaring, Huludao Rescue, our operating affiliate, was a private limited company organized under the laws of the PRC.  In accordance with PRC regulations, the salaries of our executives were determined by our shareholders.  In addition, under PRC labor regulations, each employee is required to enter into an employment agreements.  Accordingly, all our employees, including management, have executed our standard employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  The employment agreement also prohibits the employee from working in a competitive business for one year after termination of employment.

Zhengyuan Yan’s employment agreement with Huludao Rescue provides for a monthly salary of RMB 4,800 ($774) and terminates on December 11, 2014.  Mr. Yan is eligible for a bonus which is determined by the board of directors of the Company, based on a review of Mr. Yan’s performance.

Wenqi Yao’s employment agreement provides for a monthly salary of RMB 3,500 ($565) and terminates on June 30, 2013.  Ms. Yao is eligible for a bonus which is determined by the board of directors of the Company, based on a review of Ms. Yao’s performance.

Other than the salary and social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers. Other than government severance payments (and a state pension scheme in which all of our employees in China participate), our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control

PRC employment law requires that an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked.  Any period of more than six months but less than one year is counted as one year.　The severance pay payable to an employee for any period of less than six months is one-half of his monthly wage. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.  Each of Zhengyuan Yan’s and Wenqi Yao’s employment agreements provides that Huludao Rescue shall compensate the executive double the legally required amount if Huludao Rescue terminates the agreement without any reason or for reasons unrelated to the executive.  Huludao Rescue’s liability in those circumstances would equal two months’ salary for every year (with half year rounded up) of the executive’s employment.

Grants of Plan-Based Awards

During the year ended December 31, 2012, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended May 31, 2012 and those options held by him on May 31, 2012.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhengyuan Yan	--	--	--	--	--	--

Outstanding Equity Awards at Fiscal Year End

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended May 31, 2012 and held by him unvested at May 31, 2012.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhengyuan Yan	--	--

Compensation of Directors

Our directors do not currently receive compensation for their service as directors of the Company, and have not received compensation in the last two fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock;

●	Zhengyuan Yan, our Chief Executive Officer

●	each of our directors; and

●	all directors and executive officers as a group.

There are 33,600,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Baoyuan Zhu	7,916,160	23.7%
Zhengyuan Yan	--	--
Jianjun Gao	1,532,160	4.6%
All officers and directors as a group (4 persons)	9,448,320	28.1%
Bosch Equities, L.P.(2) 76 Lagoon Road Belvedere, CA 94920	1,680,000	5.0%

(1)         Except as otherwise noted, all shares are owned of record and beneficially.

(2)         The general partner of Bosch Equities, L.P. is KBB Financial, Inc., a California corporation, the sole shareholder of which is Keri Bosch. As a result, Mrs. Bosch may be deemed to be the indirect beneficial owner of these securities since she has sole voting and investment control over the securities.   Mrs. Bosch served as the sole officer and director of the Company until her resignation of all offices on June 15, 2012.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following is a summary of transactions since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

During 2011 our Chairman, Baoyuan Zhu, loaned $150,140 to Huashi International for operating expenses. The loan was interest free and payable on demand. During the quarter ended March 31, 2012, $138,699 of such amount was repaid to Mr. Zhu.  The amount owed to Mr. Zhu as of December 31, 2012 was $11,461.

During 2011 our Chairman, Baoyuan Zhu, loaned $11,625 to Huashida Consulting for operating expenses. The loan was interest free and payable on demand. During the quarter ended March 31, 2012, an additional $1,734 was loaned to Huashida Consulting by Mr. Zhu.  The amount owed to Mr. Zhu as of December 31, 2012 was $7,044.

On June 14, 2012, we entered into a Debt Cancellation Agreement with Bosch Equities, L.P. and with Keri Bosch and Devin Bosch (the “Boschs”), who were the management and principal shareholders of the Company prior to the reverse acquisition on June 15, 2012.  The Debt Cancellation Agreement provided for the cancellation of all debt owed by the Company to the Boschs in exchange for the issuance of 880,000 shares of the Company’s common stock to the Boschs.  Although the Debt Cancellation Agreement states that the debt owed to the Boschs was estimated to be $8,088 at the time, the outstanding debt of the Company to the Boschs was later determined to be $18,413, all of which was cancelled by the Debt Cancellation Agreement.  Keri Bosch, who was the Company’s sole director and officer prior to the reverse acquisition transaction on June 15, 2012, is also the sole shareholder of KBB Financial, Inc., which is the General Partner of Bosch Equities, L.P.  Prior to the reverse acquisition, Bosch Equities, L.P. was the Company’s sole shareholder.

Huludao Rescue is party to an Agency Service Cooperation Agreement with Heilongjiang Hefeng Rescue Equipment Co., Ltd (“Hefeng Mine Rescue”).  Pursuant to the agreement, Hefeng Mine Rescue pays commissions to Huludao Rescue for introducing customers who rent mining rescue capsules from Hefeng Mine Rescue. The commission equals 20% of each year’s leasing fee resulting from the introduction.  During 2012, lease commission generated from Hefeng Mine Rescue totaled $251,604. The Company’s Chairman, Baoyuan Zhu, is the owner of Hefeng Mine Rescue.

On January 3, 2012, prior to the reverse acquisition, Huashida Consulting and Huludao Rescue and its shareholders, Baoyuan Zhu and Jianjun Gao, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Huludao Rescue became Huashida Consulting’s contractually controlled affiliate. The terms of the VIE Agreements are set forth above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Baoyuan Zhu and Jianjun Gao are members of the Company’s Board of Directors.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accountant in June 2012, after serving as the auditor for Dragons Soaring prior to its acquisition by the Company in that month.

Audit Fees

Wei, Wei & Co., LLP billed $60,000 to the Company for professional services rendered for the audit of financial statements for the year ended December 31, 2012.

Audit-Related Fees

Wei, Wei & Co., LLP billed $5,000 to the Company during 2012 for assurance and related services that are reasonably related to the performance of the 2012 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in 2012 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2012 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) Exhibit List

3-a	Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to the Form 10 of the Company filed with the SEC on February 16, 2011.
3-a(1)	Certificate of Amendment of Certificate of Incorporation filed on August 1, 2012 -incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 3, 2012.
3-b	Bylaws - incorporated by reference to Exhibit 3.2 to the Form 10 of the Company filed with the SEC on February 16, 2011.
10-a
Exclusive Technical Service and Business Consulting Agreement, dated January 3, 2012, between Huludao Hefeng Rescue Equipment Co., Ltd. and Huashida Information Consulting (Shenzhen) Co., Ltd. (English translation).(1)

10-b	Call Option Agreement, dated January 3, 2012, among Huashida Information Consulting (Shenzhen) Co., Ltd., Baoyuan Zhu, and Jianjun Gao (English translation).(1)
10-c	Proxy Agreement, dated January 3, 2012,by Baoyuan Zhu and Jianjun Gao, in favor of Huashida Information Consulting (Shenzhen) Co., Ltd. (English translation).(1)
10-d	Share Pledge Agreement, dated January 3, 2012, between Huashida Information Consulting (Shenzhen) Co., Ltd., Baoyuan Zhu, and Jianjun Gao (English translation).(1)
10-e	Agency Service Cooperation Agreement, dated June 15, 2011, between Huludao Rescue and Hefeng Mine Rescue.(1)
10-f	Lease Agreement between Huludao Hefeng Rescue Equipment Co., Ltd. and Lessors Aiqin Yu and Gang Xu.(2)
10-g	Executive Employment Agreement between Huludao Hefeng Rescue Equipment Co., Ltd. and Zhengyuan Yan dated December 12, 2011.(2)
10-h	Executive Employment Agreement between Huludao Hefeng Rescue Equipment Co., Ltd. and Wenqi Yao dated July 1, 2011.(2)
21
Subsidiaries of the Company:
Dragons Soaring Limited, a British Virgin Island company
Huashi International Holdings Group Limited, a Hong Kong company
Huashida Information Consulting(Shenzhen) Co., Ltd, a Chinese company

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certifications

(1)	Incorporated by reference to the Current Report on Form 8-K/A filed with the SEC on August 1, 2012.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: April 11, 2013	By:	/s/ Zhengyuan Yan
Zhengyuan Yan, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhengyuan Yan	April 11, 2013
Zhengyuan Yan
Director, Chief Executive Officer

/s/ Wenqi Yao	April 11, 2013
Wenqi Yao
Chief Financial and Accounting Officer

/s/ Baoyuan Zhu	April 11, 2013
Baoyuan Zhu, Director

/s/ Jianjun Gao	April 11, 2013
Jianjun Gao, Director