Form 10-Q
period 2013-03-31
China Hefeng Rescue Equipment, Inc.
filed 2013-05-14
CIK 1506215

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

May 14, 2013 Common Voting Stock: 33,600,000

CHINA HEFENG RESCUE EQUIPMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012 (IN U.S. $)

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$9,905,779	$8,075,837
Accounts receivable	164,772	330,056
Deferred income taxes	123,019	108,248
Prepaid expenses and other current assets	39,004	48,756

Total current assets	10,232,574	8,562,897

Fixed Assets	74,547	73,459
Less: accumulated depreciation	(59,933)	(53,688)

Fixed Assets, net	14,614	19,771

TOTAL ASSETS	$10,247,188	$8,582,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$321,584	$501,811
Advances from customers	206,960	154,343
Deferred revenue	492,074	432,990
Loans from stockholders	90,076	75,715
Accrued wages	111,545	109,151
Taxes payable	688,807	595,293
Accrued expenses	28,164	29,823

Total current liabilities	1,939,210	1,899,126

Stockholders’ equity:
Common stock, $.0001 par; 300,000,000 shares authorized;
33,600,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3,360	3,360
Additional paid-in capital	146,175	146,175
Retained earnings	7,605,200	6,097,323
Statutory reserve fund	35,031	35,031
Other comprehensive income	116,742	77,840

Stockholders’ equity before noncontrolling interests	7,906,508	6,359,729
Noncontrolling interests	401,470	323,813

Total Stockholders’ equity	8,307,978	6,683,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,247,188	$8,582,668

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended March 31,
	2013	2012

Service revenue	$1,365,595	$671,783
Cost of services	(821,373)	(477,558)
Service revenue - net	544,222	194,225

Commissions - manufacturers	2,501,052	1,613,150
Rental commissions - related party	134,373	23,532
Cost of commissions	(893,027)	(648,354)
Commission income – net	1,742,398	988,328

Gross profit	2,286,620	1,182,553

Operating expenses:
Selling and marketing	51,015	44,196
General and administrative	121,533	90,250

Total operating expenses	172,548	134,446
Income before income taxes	2,114,072	1,048,107
Provision for income taxes	528,538	265,717
Net income	1,585,534	782,390
Noncontrolling interests	(77,657)	(37,488)

Net income attributable to common stockholders	1,507,877	744,902

Other comprehensive income:
Foreign currency translation adjustment	38,902	30,338

Total comprehensive income	$1,546,779	$775,240

Earnings per common share, basic and diluted	$0.04	$0.02

Weighted average shares outstanding, basic and diluted	33,600,000	31,920,000

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,585,534	$782,390
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	5,936	5,794
Deferred income taxes	(14,147)	1,964
Change in operating assets and liabilities:
Decrease in accounts receivable	165,284	91,577
Decrease (increase) in prepaid expenses and other current assets	9,752	(16,919)
(Decrease) increase in accounts payable	(180,227)	219,488
Increase in advances from customers	52,617	90,693
Increase (decrease) in deferred revenue	59,084	(6,966)
Increase in taxes payable	93,514	41,253
Increase (decrease) in accrued wages	2,394	(404)
(Decrease) increase in accrued expenses	(1,659)	12,827

Net cash provided by operating activities	1,778,082	1,221,697

Cash flows from investing activities:
Purchase of fixed assets	(670)	(1,612)

Cash flows from financing activities:
Proceeds from stockholder loans	14,000	1,734
Repayment of stockholder loans	-	(138,699)

Net cash provided by (used in) financing activities	14,000	(136,965)

Effect of exchange rate changes on cash	38,530	42,588

Net increase in cash	1,829,942	1,125,708
Cash, beginning	8,075,837	3,130,799

Cash, ending	$9,905,779	$4,256,507

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$454,975	$219,561

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

1.             ORGANIZATION

China Hefeng Rescue Equipment, Inc. (formally known as Bridgeway Acquisition Corp., the “Company”) was incorporated in the State of Delaware on October 22, 2010. The Company had no business operations until June 15, 2012.

On June 15, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Dragons Soaring Limited (“Dragons Soaring”), whereby the Company acquired 100% of the issued and outstanding capital stock of Dragons Soaring in exchange for 31,920,000 shares of the Company’s Common Stock, which constituted 95% of the Company’s issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dragons Soaring became the Company’s wholly-owned subsidiary and the former stockholders of Dragons Soaring became the controlling stockholders of the Company. The share exchange transaction with Dragons Soaring and its stockholders was treated as a reverse acquisition, with Dragons Soaring as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when it refers in this report to business and financial information for periods prior to the consummation of the reverse acquisition, it is referring to the business and financial information of Dragons Soaring and its consolidated subsidiaries and variable interest entities (“VIE’s”).

Dragons Soaring was incorporated in the Territory of the British Virgin Islands (“BVI”) on December 2, 2011.  On January 5, 2012, Dragons Soaring acquired 10,000 shares, 100% of the issued and outstanding shares, at $1.00 per share of Huashi International Holding Group Limited (“Huashi International”), a company incorporated in Hong Kong on August 10, 2010.

The Company, through Dragons Soaring, owns all of the issued and outstanding capital stock of Huashi International, which in turn owns all of the issued and outstanding capital stock of Huashida Information Consulting (Shenzhen) Co. Ltd. (“Huashida Consulting” or “WFOE”).

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

1.             ORGANIZATION (continued)

On January 3, 2012, Huashida Consulting entered into a series of contractual arrangements (“VIE agreements”) with Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”). Huludao Rescue is an entity in the Peoples’ Republic of China (“PRC”) formed on May 11, 2010 with registered capital of $73,200. Huludao Rescue specializes in designing rescue equipment and security monitoring systems, which are used for workers in underground mines until rescued when there is a mining accident. Huludao Rescue also provides product maintenance, and personnel training for product users. Huludao Rescue also introduces customers to rescue equipment manufacturers for rescue equipment purchases and rentals.

The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with stockholders of Huludao Rescue.

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE will provide technical support, consulting, training, marketing and operation consulting services to Huludao Rescue.  In consideration for such services, Huludao Rescue has agreed to pay an annual service fee to the WFOE of 95% of Huludao Rescue’s annual net income with an additional payment of approximately US$15,800 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon  written agreement of both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Huludao Rescue agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies to vote the equity interests in Huludao Rescue held by the stockholders of Huludao Rescue.  The Agreement has an unlimited term and only can be terminated upon written agreement of both parties.

Share Pledge Agreement:  Pursuant to the Share Pledge Agreement, each of the stockholders of Huludao Rescue pledged his shares in Huludao Rescue to the WFOE, to secure its obligations under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Huludao Rescue agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Huludao Rescue that would affect the WFOE’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

1.	ORGANIZATION (continued)

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements for the three months ended March 31, 2013 and 2012 include China Hefeng Rescue Equipment, Inc., Dragons Soaring, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

The unaudited interim consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

ASSETS	March 31, 2012	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$9,649,465	$7,866,556
Accounts receivable	164,772	330,056
Deferred income taxes	123,019	108,248
Prepaid expenses and other current assets	39,004	48,756

Total current assets	9,976,260	8,353,616

Fixed assets	74,547	73,459
Less: accumulated depreciation	(59,933)	(53,688)

Fixed assets, net	14,614	19,771

TOTAL ASSETS	$9,990,874	$8,373,387

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	March 31, 2012	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current liabilities:
Accounts payable	$321,584	$501,811
Payable to WFOE(1)	5,555,433	4,079,947
Advances from customers	206,960	154,343
Deferred revenue	492,074	432,990
Loan from stockholders	58,418	44,079
Accrued wages	110,908	108,518
Taxes payable	624,772	544,975
Accrued expenses	72,514	74,173

Total current liabilities	7,442,663	5,940,836

TOTAL LIABILITIES	$7,442,663	$5,940,836

(1)
Payable to WFOE represents outstanding amounts due to Huashida Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Huludao Rescue in exchange for 95% of Huludao Rescue’s net income. Monthly payment of RMB 100,000 (approximately US$15,910) was paid in full as of March 31, 2013 and December 31, 2012.

	Three Month Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Gross profit and net commission income	$2,289,245	$1,182,553
Net income(2)	1,553,143	795,128

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Three Month Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,731,971	$1,234,432
Net cash (used in) investing activities	(670)	(1,612)
Net cash provided by financing activities	14,000	-
Effect of exchange rate changes on cash	37,608	31,755

Net increase in cash	$1,782,909	$1,264,575

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC.  The functional currency for the majority of the operations is the Renminbi (“RMB”).  For Huashi International, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”).  The Company uses the US Dollar for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2013		December 31, 2012		March 31, 2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of period end	0.1592	0.1288	0.1583	0.1290	N/A	N/A
Amounts included in the statements of income and statements of cash flows for the period ended	0.1591	0.1289	N/A	N/A	0.1582	0.1288

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Foreign currency translation adjustments of $38,902 and $30,338 for the three months ended March 31, 2013 and 2012, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues and Cost Recognition (continued)

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

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized. At March 31, 2013 and December 31, 2012, amounts over billed or under billed on uncompleted contracts were not material.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising costs were $10,660 and $17,798 for the three months ended March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at March 31, 2013 and December 31, 2012 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advances from Customers

Advances from customers primarily consist of payments received in advance from customers for the design of the rescue equipment and monitoring systems.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax reporting purposes. The differences relate primarily to the deferred revenue. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2013 and December 31, 2012, the Company had deferred tax assets of $123,019 and $108,248, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2013 and December 31, 2012, the Company does not have a liability for any unrecognized tax benefits.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

4.             FIXED ASSETS

Fixed assets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Machinery and equipment	$68,052	$67,000
Fixtures and furniture	6,495	6,459

	74,547	73,459
Less: Accumulated depreciation	(59,933)	(53,688)

Fixed assets, net	$14,614	$19,771

Depreciation expense charged to operations for the three months ended March 31, 2013 and 2012 was $5,936 and $5,794, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

5.             LEASE OBLIGATIONS

The Company leases one of its offices under an operating lease which expires on April 30, 2014. The monthly rental was $2,100 through April 30, 2012 and is $2,200 for the remainder of the term. The Company leases another office at a monthly rental of approximately $1,100, under an operating lease expiring on December 31, 2014. The minimum future rentals under these leases as of March 31, 2013 are as follows:

Year Ending December 31,	Amount

2013	$30,070
2014	22,274

$52,344

Rent expense charged to operations for the three months ended March 31, 2013 and 2012 was $10,023 and $9,967, respectively.

6.             RELATED PARTY TRANSACTION

Rental commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (“Heilongjiang Hefeng”), for introducing customers who rent mining rescue capsules.  The Company’s majority stockholder, Mr. Baoyuan Zhu, is also the owner of Heilongjiang Hefeng. The Company recognizes rental commission revenue monthly when earned, which is based on a percentage of the annual prepaid rent over the lease period. For the three months ended March 31, 2013 and 2012, rental commissions recognized were $134,373 and $23,532, respectively.

Future rental lease commissions to be earned are as follows:

Year Ended December 31,	Amount

2013	$439,182
2014	573,556
2015	573,556
2016	573,556
2017	573,556
Thereafter	1,942,677

$4,676,083

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

7.             FAIR VALUE MEASUREMENTS

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There are no changes in methods or assumptions during the periods presented.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

8.             INCOME TAXES

The provision for income taxes consisted of the following for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Current	$542,685	$263,753
Deferred	(14,147)	1,964

	$528,538	$265,717

The Company’s effective tax rate was the same as the statutory rate of 25% for the three months ended March 31, 2013 and 2012. The Company’s tax filings for the years ended December 31, 2011 and 2010 were examined by the PRC tax authorities in April 2012 and 2011. The tax filings were accepted and no adjustments were proposed by the tax authorities.

9.             CONTINGENCIES

Concentration of Credit Risk

Substantially all of the Company’s cash accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC to funds held in United States banks.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

10.           SIGNIFICANT CUSTOMERS

The customers that represented 10% and more of total accounts receivable are as follows:

	March 31, 2013			December 31, 2012
Customer Name	Amount		%	Amount	%
Quanjiao Zhangwashi Coal Mine	$	*	*	$64,903	20%
Fengjie Huichun Coal Mine Co., Ltd., Huichun Coal Mine		*	*	107,644	33%
Anyang Yongan Wanghaidi Coal Mine Co., Ltd.		*	*	58,571	18%
Weiyuan Shunli Coal Mine Co., Ltd.		*	*	53,822	16%
Enshi Laireng Shaping Coal Mine Co., Ltd		41,392	25%	*	*
Daye Fenghe Trading Co., Ltd, Niutoushan Coal Mine		55,720	34%	*	*
Changyang Hupingjing Coal Mine Co., Ltd		54,924	33%	*	*

*Less than 10% of total accounts receivable

The customers that represented 10% and more of the total revenues for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd.	$1,670,550	42%	$1,384,962	60%
Tangshan Guanneng Machinery Equipment Co., Ltd	481,118	12%	*	*

*Less than 10% of total revenues

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliated Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”). Huludao Rescue, founded in May 2010, specializes in marketing mining equipment and also designs mining equipment and mine safety systems. Huludao Rescue is located in the Beigang Industrial Park in Huludao City, People’s Republic of China (“PRC”).

Although we have always been involved with mine safety equipment, since late in 2011 the focus of our business has shifted from exclusively providing hardware design and software development services to a primary focus on serving as a sales and leasing agent for other manufacturers. In the course of providing hardware design services for mining hardware manufacturers and mining security software development for middle and smaller private mines, we have developed a number of channels into the mining market. Our new marketing business takes advantage of these connections, as we introduce the mining hardware manufacturers to the middle and small private mines, and receive a sales commission on the resulting transactions.

Corporate Structure

China Hefeng Rescue Equipment, Inc. is a Delaware corporation that prior to June 2012 had no business operations.  On June 15, 2012 we acquired ownership of Dragons Soaring Limited (BVI), a corporation organized in the British Virgin Islands in December 2011.  Dragons Soaring, through a Hong Kong intermediary, owns all of the equity of Huashida Information Consulting (Shenzhen) Co., Ltd. (“Huashida Consulting”).  Huashida Consulting was organized in the Peoples Republic of China (“PRC”) in 2010.  The only business carried on by Huashida Consulting is to provide management services to Huludao Rescue pursuant to the VIE Agreements described below.

The following chart shows our organizational structure:

Contractual Arrangements with our Controlled Consolidated Affiliate and its Stockholders

On January 3, 2012, Huashida Consulting and Huludao Rescue and its stockholders, Baoyuan Zhu and JianjunGao, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Huludao Rescue became Huashida Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire a beneficial interest in a PRC corporation, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Huludao Rescue operates in an industry that is not restricted or forbidden to foreign investment, PRC regulations do impose significant restrictions on foreign acquisition of PRC corporations. Share exchanges, for example, are not a permissible method of gaining foreign ownership of a PRC operating company.  As a result, the Company utilized the VIE Agreements in order to properly gain control or, and the economic benefits from, Huludao Rescue.

The VIE Agreements include:

(1)
Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting agreed to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% of the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($15,170).  To date, in order to make funds available to funds the growth of Huludao Rescue, Huludao Rescue has not made any payment to Huashida Consulting.  Accordingly, $5,555,433 has been accrued on the balance sheet of Huludao Rescue as due to Huashida Consulting pursuant to the Exclusive Technical Service and Consulting Agreement.

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

Results of Operations

The following table sets forth key components of the Company’s results of operations during the three months periods ended March 31, 2013 and 2012 and the percentage change between the first quarter of 2013 and the first quarter of 2012.

	Three Months Ended March 31		Percentage
	2012	2011	Change
Net Service Revenue	$544,222	$194,225	180%
Net Commission Income	1,742,398	988,328	76%
Gross Profit	2,286,620	1,182,553	93%
Operating Expenses	172,542	134,446	28%
Pre-Tax Income	2,114,072	1,048,107	102%
Provision for Income Taxes	528,538	265,717	99%
Net Income	1,585,534	782,390	103%
Noncontrolling Interests	(77,657)	(37,488)	107%
Net income attributable to stockholders	$1,507,877	$744,902	102%
Earnings per share	$0.04	$0.02	92%

Revenue, Commission Income, and Gross Profit. Both of our business segments - development services and marketing agency services - contributed significantly to the growth of our company from the first quarter of 2012 to the first quarter of 2013. The principal distinction between the first quarter of 2012 and the first quarter of 2013, besides the significant growth in our revenues and profits, was the streamlining of our service business. Whereas in the first quarter of 2012 we continued to offer hardware design services, in 2013 that portion of our business has been eliminated, as shown in the following table of the components of service revenue:

	Three Months Ended March 31		Change
	2013	2012	Amount	%
Hardware design	$--	$197,354	$(197,354)	(100%)
Software development	1,232,230	430,779	801,451	186%
Training	55,605	--	55,605	--
System maintenance	77,760	43,650	34,110	78%
Total	$1,365,595	$671,783	$693,812	103%

In both quarters revenue and income are dominated by our marketing agency business.  The reason for our strategic decision in 2011 to reorient our focus to agency sales is evident in comparing the margin rates of our two segments.  In the first quarter of 2013, our $1,365,595 in service revenue produced $544,222 in gross profit, for a margin of 39.9%, a marked improvement from the 28.9% margin that we achieved on service revenue in the first quarter of 2012, when a much larger portion of the work was subcontracted to other developers.  By way of comparison, the $2,635,425 in commissions that we earned in the first quarter of 2013 on sales and leasing transactions in which we served an agency function yielded a gross profit of $1,742,398, representing a margin of 66.1%.

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

Our strategic decision to focus our energies on expanding our agency business, then, resulted in a 93% increase in our overall gross profits, all but 32% of which was attributable to the growth of our agency sales and leasing business.

Operating Expenses.  Most of our expenses are direct expenses, which expand relative to our sales volume.  Our research and development activities, in particular, are carried on almost entirely pursuant to contract, and are, therefore, recorded as cost of service.  As a result, our operating expenses are modest:  In the first quarter of 2013 operating expenses totaling $172,548 represented only 4% of our revenue and 7.5% of our gross profit.  While the costs attendant to our new status as a U.S. reporting company will cause some increase in operating expenses in the future, we expect that the nature of our operations will allow us to maintain a relatively low ratio of operating expenses to revenue.

Our decision to expand our sales agency business necessitated an increase in the administrative personnel in our marketing department.  As a result, our selling and marketing expenses increased to $51,015 in the first quarter of 2013 from $44,196 in the first quarter of 2012, an increase of 15%. Our selling and marketing expenses are primarily comprised of manager salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff.

General and administrative (“G&A”) expenses increased to $121,533 in the first quarter of 2013 from $90,250 in the first quarter of 2012, an increase of 35%.  The primary cause of the increase was the substantial expansion of our overall operations, as G&A expenses primarily consist of administrative salaries and insurance. In addition, as we prepare for our common stock to be traded in the United States, expenses were incurred for attorneys, auditors and financial advisors.

Provision for Income Taxes; Net Income.  After deducting operating expenses from our gross profit, we realized pre-tax income of $2,114,072 in the three months ended March 31, 2013, compared to $1,048,107 in the three months ended March 31, 2012.  The corporate income tax rate in China is 25%, and our operating entity, Huludao Rescue, had an effective tax rate of 25%.  After making provision for income taxes of $528,538 in the first quarter of 2013, our net income for the quarter totaled $1,585,534, an increase of 103% from the first quarter of 2013.  However, the VIE Agreements assign to Huashida Consulting only 95% of the net profit generated from Huludao Hefeng.  For that reason, we deducted a “non-controlling interest” of $77,657 before recognizing net income attributable to common shareholders on our Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the common shareholders for the recent quarter was $1,507,877 ($.04 per share), compared to net income attributable to common shareholders of $744,902 ($.02 per share) realized in the first quarter of 2012, which represented an increase of 102%.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2013 and 2012, foreign currency translation adjustments of $38,902 and $30,338 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2013, our working capital totaled $8,293,364, an increase of $1,629,593 since December 31, 2012.  The increase is approximately equal to our net income for the three months ended March 31, 2013, due to the fact that we have very little in fixed or intangible assets on our balance sheet and so record very little depreciation or amortization expense. Cash and cash equivalents represented almost 97% of our current assets at March 31, 2013.  Since our operations provided $1.78 million in cash during the three months ended March 31, 2013 and have been cash flow positive since inception, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net cash provided by operating activities	$1,778,082	$1,221,697
Net cash (used in) investing activities	(670)	(1,612)
Net cash provided by (used in) financing activities	14,000	(136,965)
Effects of exchange rate changes on cash	38,530	42,588
Net increase in cash and cash equivalents	1,829,942	1,125,708
Cash and cash equivalent at beginning of the period	8,075,837	3,130,799
Cash and cash equivalent at end of the period	$9,905,779	$4,256,507

Operating activities

Cash provided by operating activities was $1,778,082 for the three months ended March 31, 2013, as compared to $1,221,697 for the three months ended March 31, 2012. Our operations provided cash in excess of our net income for the period primarily as a result of the $165,284 decrease in our trade accounts receivable during the three months ended March 31, 2013.  In addition, our tax payable increased by $93,514 during the three months ended March 31, 2013.  As we focus on earning commission fees that are payable (and generally paid) immediate upon the completion of a sale, we expect that our accounts receivable will continue to be modest relative to our total assets.

Investing activities

Net cash used in investing activities was $670 for the three months ended March 31, 2013, as compared to $1,612 for the three months ended March 31, 2012.   The net book value of our fixed assets at March 31, 2013 was only $14,614, reflecting the fact that our business activities are carried out in offices that we lease.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

For the past two years we have financed our operations almost exclusively with cash generated by those operations.  So cash flows from financing activities are not significant.   Net cash provided by financing activities was $14,000 for the three months ended March 31, 2013, as compared to $136,965 net cash used for the three months ended March 31, 2012. From time to time we take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. - at March 31, 2013 we owed $90,076 on account of such loans. Cash flows from financing activities reflect such loans and their repayment. Because of our ample cash reserves and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the first quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: May 14, 2013	By:	/s/ Zhengyuan Yan
Zhengyuan Yan, Chief Executive Officer

	By:	/s/ Wenqi Yao
Wenqi Yao, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *