Form 10-Q
period 2013-06-30
China Hefeng Rescue Equipment, Inc.
filed 2013-08-15
CIK 1506215

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 14, 2013
Common Voting Stock: 33,600,000

CHINA HEFENG RESCUE EQUIPMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012 (IN U.S. $)

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)

Current assets:
Cash	$11,843,796	$8,075,837
Accounts receivable	238,360	330,056
Deferred income taxes	130,347	108,248
Prepaid expenses and other current assets	65,771	48,756

Total current assets	12,278,274	8,562,897

Fixed Assets	75,671	73,459
Less: accumulated depreciation	(66,923)	(53,688)

Fixed Assets, net	8,748	19,771

TOTAL ASSETS	$12,287,022	$8,582,668

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$514,373	$501,811
Advances from customers	185,840	154,343
Deferred revenue	521,389	432,990
Loans from stockholders	94,096	75,715
Accrued wages	109,424	109,151
Taxes payable	730,864	595,293
Accrued expenses	31,086	29,823

Total current liabilities	2,187,072	1,899,126

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.0001 par; 300,000,000 shares authorized;
33,600,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3,360	3,360
Additional paid-in capital	146,175	146,175
Retained earnings	9,185,284	6,097,323
Statutory reserve fund	35,031	35,031
Other comprehensive income	247,188	77,840

Stockholders’ equity before noncontrolling interests	9,617,038	6,359,729
Noncontrolling interests	482,912	323,813

Total Stockholders’ equity	10,099,950	6,683,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,287,022	$8,582,668

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service revenue	$1,456,061	$776,241	$2,821,656	$1,448,090
Cost of services	(871,123)	(500,760)	(1,692,496)	(978,333)

Gross profit	584,938	275,481	1,129,160	469,757

Commission – manufacturers	2,540,177	1,881,701	5,041,229	3,495,022
Rental commissions – related party	158,210	40,488	292,583	64,031
Cost of commissions	(899,690)	(687,569)	(1,792,717)	(1,335,948)

Commission income – net	1,798,697	1,234,620	3,541,095	2,223,105

Gross profit and commission income – net	2,383,635	1,510,101	4,670,255	2,692,862

Operating expenses:
Selling and marketing	44,180	31,742	95,195	75,930
General and administrative	122,690	148,892	244,223	226,789

Total operating expenses	166,870	180,634	339,418	302,719

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income before provision for income taxes	2,216,765	1,329,467	4,330,837	2,390,143
Provision for income taxes	555,240	325,229	1,083,778	590,984

Net income	1,661,525	1,004,238	3,247,059	1,799,159
Noncontrolling interests	(81,442)	(48,654)	(159,099)	(86,147)

Net income attributable to common stockholders	1,580,083	955,584	3,087,960	1,713,012

Other comprehensive income:
Foreign currency translation adjustment	130,446	4,561	169,348	33,388

Total comprehensive income	$1,710,529	$960,145	$3,257,308	$1,746,400

Earnings per common share, basic and diluted	$0.05	$0.03	$0.09	$0.05

Weighted average shares outstanding, basic and diluted	33,600,000	32,218,667	33,600,000	32,069,333

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$3,247,059	$1,799,159
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	12,003	11,689
Deferred income taxes	(19,659)	(8,833)
Change in operating assets and liabilities:
Decrease in accounts receivable	91,696	176,198
(Increase) in prepaid expenses and other current assets	(17,015)	(18,733)
Increase (decrease) in accounts payable	12,562	(315,322)
Increase in advances from customers	31,497	159,253
Increase in deferred revenues	88,399	35,331
Increase in taxes payable	135,571	104,819
Increase in accrued wages	273	2,075
Increase (decrease) in accrued expenses	1,263	(17,288)

Net cash provided by operating activities	3,583,649	1,928,348

Cash flows from investing activities:
Purchase of fixed assets	(674)	(1,611)

Cash flows from financing activities:
Proceeds from stockholder loans	24,288	16,372
Repayment of stockholder loans	(7,124)	(138,688)

Net cash provided by (used in) financing activities	17,164	(122,316)

Effect of exchange rate changes on cash	167,820	33,189

Net increase in cash	3,767,959	1,837,610
Cash, beginning	8,075,837	3,130,799

Cash, ending	$11,843,796	$4,968,409

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	Six Months Ended June 30,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$988,698	$497,564

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE will provide technical support, consulting, training, marketing and operation consulting services to Huludao Rescue.  In consideration for such services, Huludao Rescue has agreed to pay an annual service fee to the WFOE of 95% of Huludao Rescue’s annual net income with an additional payment of approximately US$16,010 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon  written agreement of both parties.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements for the three and six months ended June 30, 2013 and 2012 include China Hefeng Rescue Equipment, Inc., Dragons Soaring, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

The unaudited interim consolidated financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The following financial statement amounts and balances of Huludao Rescue have been included in the accompanying consolidated financial statements.

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$11,544,430	$7,866,556
Accounts receivable	238,360	330,056
Deferred income taxes	130,347	108,248
Prepaid expenses and other current assets	65,771	48,756

Total current assets	11,978,908	8,353,616

Fixed assets	75,671	73,459
Less: accumulated depreciation	(66,923)	(53,688)

Fixed assets, net	8,748	19,771

TOTAL ASSETS	$11,987,656	$8,373,387

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	June 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current liabilities:
Accounts payable	$514,373	$501,811
Payable to WFOE(1)	7,102,833	4,079,947
Advances from customers	185,840	154,343
Deferred revenue	521,389	432,990
Loan from stockholders	69,513	44,079
Accrued wages	108,777	108,518
Taxes payable	652,269	544,975
Accrued expenses	75,436	74,173

Total current liabilities	9,230,430	5,940,836

TOTAL LIABILITIES	$9,230,430	$5,940,836

(1). Payable to WFOE represents outstanding amounts due to Huashida Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Huludao Rescue in exchange for 95% of Huludao Rescue’s net income. Monthly payment of RMB 100,000 (approximately US$16,010) was paid in full as of June 30, 2013 and December 31, 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)

Gross profit and net commission income	$2,386,292	$1,510,309	$4,675,537	$2,692,862
Net income(2)	1,628,842	973,225	3,181,985	1,722,947

(2). Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Six Month Ended June 30,
	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)

Net cash provided by operating activities	$3,490,284	$1,945,551
Net cash (used in) investing activities	(674)	(1,611)
Net cash provided by financing activities	24,288	-
Effect of exchange rate changes on cash	163,976	32,930

Net increase in cash	$3,677,874	$1,976,870

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

Change of Fiscal Year End Date

In June, 2012, in connection with the Share Exchange, the Company changed its fiscal year end date from October 31 to December 31.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2013		December 31, 2012		June 30, 2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of period end	0.1616	0.1289	0.1583	0.1290	N/A	N/A
Amounts included in the statements of income and statements of cash flows for the period ended	0.1601	0.1289	N/A	N/A	0.158	0.1288

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Foreign currency translation adjustments of $130,446 and $4,561 for the three months ended June 30, 2013 and 2012, respectively, and $169,348 and $33,388 for the six months then ended, respectively, have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes”, the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Revenues from the design of security monitoring systems and rescue equipment with major customization, modification and development are recorded primarily under the percentage-of-completion method, in accordance with ASC 605-35, when the contract meets the following criteria:

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized. At June 30, 2013 and December 31, 2012, amounts over billed or under billed on uncompleted contracts were not material.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Advertising Cost

Advertising costs are charged to operations when incurred. Advertising costs were $12,075 and $6,794 for the three months ended June 30, 2013 and 2012, respectively, and $22,734 and $24,585, for the six months ended June 30, 2013 and 2012, respectively.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at June 30, 2013 and December 31, 2012 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

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

The estimated useful lives for fixed asset categories are as follows:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2013 and December 31, 2012, the Company had deferred tax assets of $130,347 and $108,248, respectively, related entirely to revenue deferred for financial statement purposes.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2013 and December 31, 2012, the Company does not have a liability for any unrecognized tax benefits.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Noncontrolling Interests

The Company evaluated and determined that under the VIE agreements, as disclosed in Note 1, it is deemed to be the primary beneficiary of Huludao Rescue. The noncontrolling interest, representing the 5% of net assets in Huludao Rescue not attributable directly or indirectly to the Company is measured at its carrying value in the equity section of the consolidated balance sheets.

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of ASU 2013-02 will have a significant, if any, impact on its consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

3.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

4.            FIXED ASSETS

Fixed assets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)

Machinery and equipment	$69,078	$67,000
Fixtures and furniture	6,593	6,459

	75,671	73,459
Less: Accumulated depreciation	(66,923)	(53,688)

Fixed assets, net	$8,748	$19,771

Depreciation expense charged to operations for the three months ended June 30, 2013 and 2012 was $6,067 and $5,895, respectively, and $12,003 and $11,689 for the six months ended June 30, 2013 and 2012, respectively.

5.            LEASE OBLIGATIONS

The Company leases one of its offices under an operating lease which expires on April 30, 2014. The monthly rental is $2,200 for the remainder of the lease term. The Company leases another office at a monthly rental of approximately $1,100, under an operating lease expiring on December 31, 2014. The minimum future rentals under these leases as of June 30, 2013 are as follows:

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

5.            LEASE OBLIGATIONS (continued)

Year Ending December 31,	Amount

2013	$20,173
2014	22,414

$42,587

Rent expense charged to operations for the three months ended June 30, 2013 and 2012 was $10,150 and $10,321, respectively, and $20,173 and $19,921 for the six months ended June 30, 2013 and 2012, respectively.

6.            RELATED PARTY TRANSACTIONS

Rental commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (“Heilongjiang Hefeng”), for introducing customers who rent mining rescue capsules.  The Company’s majority stockholder, Mr. Baoyuan Zhu, is also the owner of Heilongjiang Hefeng. The Company recognizes rental commission revenue monthly when earned, which is based on a percentage of the annual prepaid rent over the lease period. For the three months ended June 30, 2013 and 2012, rental commissions recognized were $158,210 and $40,488, respectively. For the six months ended June 30, 2013 and 2012, rental commissions recognized were $292,583 and $64,031, respectively.

Future rental lease commissions to be earned are as follows:

Year Ended December 31,	Amount
2013	$384,440
2014	644,403
2015	644,403
2016	644,403
2017	644,403
Thereafter	2,054,216
$5,016,268

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There are no changes in methods or assumptions during the periods presented.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

8.            INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)

Current	$560,752	$335,804	$1,103,437	$599,817
Deferred	(5,512)	(10,575)	(19,659)	(8,833)

	$555,240	$325,229	$1,083,778	$590,984

The Company’s effective tax rate was the same as the statutory rate of 25% for the three and six months ended June 30, 2013 and 2012. The Company’s tax filings for the years ended December 31, 2012 and 2011 were examined by the PRC tax authorities in April 2013 and 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

10.          SIGNIFICANT CUSTOMERS

The customers that represented 10% and more of total accounts receivable are as follows:

	June 30, 2013			December 31, 2012
Customer Name	Amount		%	Amount	%
Quanjiao Zhangwashi Coal Mine	$	*	*	$64,903	20%
Fengjie Huichun Coal Mine Co., Ltd., Huichun Coal Mine		*	*	107,644	33%
Anyang Yongan Wanghaidi Coal Mine Co., Ltd.		*	*	58,571	18%
Weiyuan Shunli Coal Mine Co., Ltd.		*	*	53,822	16%
Jixi Longjiang Coal Mine Co., Ltd		105,040	44%	*	*
Zhangqiu Mining Co., Ltd, Yushan Coal Mine		59,792	25%	*	*
Zhoukou Liangfeng Coal Mine Co., Ltd		61,048	26%	*	*
*Less than 10% of total accounts receivable

The customers that represented 10% and more of total revenues are as follows:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd.	$1,690,500	41%	$1,521,935	56%
Henan Hongxing Mining Machinery Co., Ltd	*	*	304,071	11%
Tangshan Guanneng Machinery Equipment Co., Ltd	486,864	12%	*	*
*Less than 10% of total revenues

	For the Six Months Ended
	June 30, 2013		June 30, 2012
Customer Name	Amount	%	Amount	%
Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd.	$3,362,100	41%	$2,906,958	58%
Tangshan Guanneng Machinery Equipment Co., Ltd	968,285	12%	*	*
*Less than 10% of total revenues

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate, Huludao Hefeng Rescue Equipment Co., Ltd. (“Huludao Rescue”). Huludao Rescue, founded in May 2010, specializes in marketing mining equipment and also designs mining equipment and mine safety systems. Huludao Rescue is located in the Beigang Industrial Park in Huludao City, People’s Republic of China (“PRC”).

Although we have always been involved with mine safety equipment, since late in 2011, the focus of our business has shifted from exclusively providing hardware design and software development services to a primary focus on serving as a sales and leasing agent for other manufacturers. In the course of providing hardware design services for mining hardware manufacturers and mining security software development for middle and smaller private mines, we have developed a number of channels into the mining market. Our new marketing business takes advantage of these connections, as we introduce the mining hardware manufacturers to the middle and small private mines, and receive a sales commission on the resulting transactions.

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

China Hefeng Rescue Equipment, Inc.
Dragons Soaring Limited (BVI), a BVI corporation
Huashi International Holdings Group Limited (Hong Kong), a Hong Kong corporation
Outside PRC
Inside PRC
Huashida Information Consulting (Shenzhen) Co., Ltd., a Chinese corporation
Contractual Relationships
Ownership
Jianjun Gao - 10%
Baoyuan Zhu - 90%
Huludao Hefeng Rescue Equipment Co., Ltd., a Chinese corporation

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

The VIE Agreements include:

(1)
Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting agreed to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% of the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($16,010).  To date, in order to make funds available to funds the growth of Huludao Rescue, Huludao Rescue has not made any payment to Huashida Consulting.  Accordingly, $7,102,833 has been accrued on the balance sheet of Huludao Rescue as due to Huashida Consulting pursuant to the Exclusive Technical Service and Consulting Agreement.

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

Results of Operations

The following table sets forth key components of the Company’s results of operations during the three and six months periods ended June 30, 2013 and 2012, respectively, and the percentage change between the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30		Percentage
	2013	2012	Change
Net Service Revenue	$584,938	$275,481	112%
Net Commission Income	1,798,697	1,234,620	46%
Gross Profit	2,383,635	1,510,101	58%
Operating Expenses	166,870	180,634	(8%)
Pre-Tax Income	2,216,765	1,329,467	67%
Provision for Income Taxes	555,240	325,229	71%
Net Income	1,661,525	1,004,238	65%
Noncontrolling Interests	(81,442)	(48,654)	67%
Net income attributable to stockholders	$1,580,083	$955,584	65%
Earnings per share	$0.05	$0.03	67%

	Six Months Ended June 30		Percentage
	2013	2012	Change
Net Service Revenue	$1,129,160	$469,757	140%
Net Commission Income	3,541,095	2,223,105	59%
Gross Profit	4,670,255	2,692,862	73%
Operating Expenses	339,418	302,719	12%
Pre-Tax Income	4,330,837	2,390,143	81%
Provision for Income Taxes	1,083,778	590,984	83%
Net Income	3,247,059	1,799,159	80%
Noncontrolling Interests	(159,099)	(86,147)	85%
Net income attributable to stockholders	$3,087,960	$1,713,012	80%
Earnings per share	$0.09	$0.05	80%

Revenue, Commission Income, and Gross Profit. Development services and marketing agency services contributed significantly to the growth of our company from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The principal distinction between the three and six months ended June 30, 2012 and the three and six months ended June 30, 2013, besides the significant growth in our revenues and profits, was the streamlining of our service business. Whereas in the six months ended June 30, 2012 we continued to offer hardware design services, in the six months ended June 30, 2013, that portion of our business has been eliminated, as shown in the following table of the components of service revenue:

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
Hardware design	$--	$--	$--	--
Software development	1,237,335	729,328	508,007	70%
Training	68,633	16,590	52,043	314%
System maintenance	114,093	30,323	83,770	276%
Total	$1,456,061	$776,241	$679,820	88%

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
Hardware design	$--	$197,230	$(197,230)	(100%)
Software development	2,505,565	1,160,296	1,345,269	116%
Training	124,238	16,600	107,638	648%
System maintenance	191,853	73,964	117,889	159%
Total	$2,821,656	$1,448,090	$1,373,566	95%

For both three and six months ended June 30, 2013 and 2012, our revenue and income are dominated by our marketing agency business.  The reason for our strategic decision in 2011 to reorient our focus to agency sales is evident in comparing the margin rates of our two services.

For the three months ended June 30, 2013, our $1,456,061 in service revenue produced $584,938 in gross profit, for a margin of 40.2%, a marked improvement from the 35.5% margin that we achieved on service revenue for the three months ended June 30, 2012, when a much larger portion of the work was subcontracted to other developers.  By way of comparison, the $2,698,387 in commissions that we earned in the three months ended June 30, 2013 on sales and leasing transactions in which we served an agency function yielded a gross profit of $1,798,697, representing a margin of 66.7% comparing with the $1,922,189 in commissions that we earned in the three months ended June 30, 2012, yielded a gross profit of $1,234,620, representing a margin of 64.2%.

For the six months ended June 30, 2013, our $2,821,656 in service revenue produced $1,129,160 in gross profit, for a margin of 40.0%, a marked improvement from the 32.4% margin that we achieved on service revenue for the six months ended June 30, 2012. Our commission revenue was increased to $5,333,812 for the six months ended June 30, 2012 which yielded a gross profit of $3,541,095, representing a margin of 66.4% comparing with the $3,559,053 in commissions that we earned in the six months ended June 30, 2012 which yielded a gross profit of $2,223,105, representing a margin of 62.5%.

The significantly better margins achieved from agency sales than from design and development services is a function of the nature of direct expenses incurred.  Design and development services are labor-intensive.  We perform approximately two-thirds of the labor in-house and subcontract the remainder.  In both situations, we are forced to deal with the continual growth in labor costs in China.

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

Our strategic decision to focus our energies on expanding our agency business, then, resulted in a 57.8% increase in our overall gross profits for the three months ended June 30, 2013 comparing with the three months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, our overall gross profit was increased by $1,977,393, representing a margin of 73.4%.

Operating Expenses.  Most of our expenses are direct expenses, which expand relative to our revenue volume.  Our research and development activities, in particular, are carried on almost entirely pursuant to contract, and are, therefore, recorded as cost of service.  As a result, our operating expenses are modest:  For the three months ended June 30, 2013 operating expenses totaling $166,870 represented only 4.0% of our revenue and 7.0% of our gross profit. For the six months ended June 30, 2013, operating expenses totaling $339,418 represented only 4.2% of our revenue and 7.3% of our gross profit.  While the costs relating to our new status as a U.S. reporting company will cause some increase in operating expenses in the future, we expect that the nature of our operations will allow us to maintain a relatively low ratio of operating expenses to revenue.

Our decision to focus on our sales agency business necessitated an increase in the administrative personnel in our marketing department.  As a result, our selling and marketing expenses increased to $44,180 for the three months ended June 30, 2013 from $31,742 for the three months ended June 30, 2012, an increase of 39%.  For the six months ended June 30, 2013, our selling and marketing expenses increased to $95,195 comparing with $75,930 for the six months ended June 30, 2012, represented an increase of 25%. Our selling and marketing expenses are primarily comprised of manager salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff.

General and administrative (“G&A”) expenses decreased to $122,690 in the three months ended June 30, 2013 from $148,892 in the three months ended June 30, 2012, a decrease of 18%.  The primary cause of the decrease was professional service fees incurred for the RTO procedure for the three months ended June 30, 2012. For the six months ended June 30, 2013, our G & A expenses increased to $244,223 from $226,789 for the six months ended June 30, 2012, an increase of 8%.  The primary cause of the increase was the substantial expansion of our overall operations, as G&A expenses primarily consist of administrative salaries and insurance. In addition, as we prepare for our common stock to be traded in the United States, expenses were incurred for attorneys, auditors and financial advisors.

Provision for Income Taxes; Net Income.  After deducting operating expenses from our gross profit, we realized pre-tax income of $2,216,765 for the three months ended June 30, 2013, compared to $1,329,467 in the three months ended June 30, 2012.  In the six months ended June 30, 2013, we realized pre-tax income of $4,330,837, compared to $2,390,143 for the six months ended June 30, 2012. The corporate income tax rate in China is 25% for both three and six months ended June 30, 2013 and 2012, and so our operating entity, Huludao Rescue, had an effective tax rate of 25%.  After making provision for income taxes of $555,240 and $1,083,778 for the three and six months ended June 30, 2013, respectively, our net income totaled $1,661,525 and $3,247,059, respectively, an increase of 65% and 80% from the three and six months ended June 30, 2012, respectively.  However, the VIE Agreements assign to Huashida Consulting only 95% of the net profit generated from Huludao Hefeng.  For that reason, we deducted a “non-controlling interest” of $81,442 and $159,099 before recognizing net income attributable to common shareholders on our Consolidated Statements of Income and Other Comprehensive Income for the three and six months ended June 30, 2013.  After that deduction and taking into account the income and expenses incurred by our parent corporation, our net income attributable to the common shareholders for the three and six months ended June 30, 2013 was $1,580,083 ($.05 per share) and $3,087,960 ($.09 per share), respectively, compared to net income attributable to common shareholders of $955,584 ($.03 per share) and $1,713,012 ($.05 per share) realized in the three and six months ended June 30, 2012, which represented an increase of 65% and 80%, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at the average exchange rates during the periods presented, and assets and liabilities are translated at the exchange rate as quoted by the People’s Bank of China at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended June 30, 2013 and 2012, foreign currency translation adjustments of $130,446 and $4,561, respectively, and $169,348 and $33,388, respectively,  have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2013, our working capital totaled $10,091,202, an increase of $3,427,431 since December 31, 2012.  The increase is approximately equal to our net income for the six months ended June 30, 2013, due to the fact that we have very little in fixed or intangible assets on our balance sheet and so record very little depreciation or amortization expense. Cash and cash equivalents represented almost 96% of our current assets at June 30, 2013.  Since our operations provided $3.58 million in cash during the six months ended June 30, 2013 and have been cash flow positive since inception, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash provided by operating activities	$3,583,649	$1,928,348
Net cash (used in) investing activities	(674)	(1,611)
Net cash provided by (used in) financing activities	17,164	(122,316)
Effects of exchange rate changes on cash	167,820	33,189
Net increase in cash and cash equivalents	3,767,959	1,837,610
Cash and cash equivalent at beginning of the period	8,075,837	3,130,799
Cash and cash equivalent at end of the period	$11,843,796	$4,968,409

Operating activities

Cash provided by operating activities was $3,583,649 for the six months ended June 30, 2013, as compared to $1,928,348 for the six months ended June 30, 2012. Our operations provided cash in excess of our net income for the period primarily as a result of the $91,696 decrease in our trade accounts receivable during the six months ended June 30, 2013.  In addition, our tax payable increased by $135,571 during the six months ended June 30, 2013.  As we focus on earning commission fees that are payable (and generally paid) immediate upon the completion of a sale, we expect that our accounts receivable will continue to be modest relative to our total assets.

Investing activities

Net cash used in investing activities was $674 for the six months ended June 30, 2013, as compared to $1,611 for the six months ended June 30, 2012.   The net book value of our fixed assets at June 30, 2013 was only $8,748, reflecting the fact that our business activities are carried out in offices that we lease.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

For the past two years we have financed our operations almost exclusively with cash generated by our operations.  As a result, cash flows from financing activities are not significant.   Net cash provided by financing activities was $17,164 for the six months ended June 30, 2013, as compared to $122,316 net cash used for the six months ended June 30, 2012. From time to time we take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. - at June 30, 2013 we owed $94,096 on account of such loans. Cash flows from financing activities reflect such loans and their repayment. Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2013.

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

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sale of equity securities during the second quarter of fiscal 2013.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: August 14, 2013	By:	/s/ Zhengyuan Yan
Zhengyuan Yan, Chief Executive Officer

	By:	/s/ Wenqi Yao
Wenqi Yao, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *