Form 10-Q
period 2013-09-30
China Hefeng Rescue Equipment, Inc.
filed 2013-11-14
CIK 1506215

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30 2013

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

November 14, 2013
Common Voting Stock: 33,600,000

CHINA HEFENG RESCUE EQUIPMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 (IN U.S. $)

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$13,515,725	$8,075,837
Accounts receivable	227,640	330,056
Deferred income taxes	95,426	108,248
Prepaid expenses and other current assets	43,739	48,756
Total current assets	13,882,530	8,562,897

Fixed Assets	76,139	73,459
Less: accumulated depreciation	(71,409)	(53,688)
Fixed Assets, net	4,730	19,771

TOTAL ASSETS	$13,887,260	$8,582,668
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$365,037	$501,811
Advances from customers	151,218	154,343
Deferred revenue	610,739	432,990
Loans from stockholders	106,791	75,715
Accrued wages	109,507	109,151
Taxes payable	690,529	595,293
Accrued expenses	31,326	29,823
Total current liabilities	2,065,147	1,899,126

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.0001 par; 300,000,000 shares authorized; 33,600,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3,360	3,360
Additional paid-in capital	146,175	146,175
Retained earnings	10,756,907	6,097,323
Statutory reserve fund	35,031	35,031
Other comprehensive income	316,792	77,840

Stockholders’ equity before noncontrolling interests	11,258,265	6,359,729
Noncontrolling interests	563,848	323,813

Total Stockholders’ equity	11,822,113	6,683,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,887,260	$8,582,668

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service revenue	$1,433,061	$978,533	$4,254,717	$2,426,623
Cost of services	(819,723)	(598,621)	(2,512,219)	(1,576,954)

Gross profit	613,338	379,912	1,742,498	849,669

Commission - manufacturers	2,498,815	2,063,860	7,540,044	5,558,882
Rental commissions – related party	152,087	64,739	444,670	128,770
Cost of commissions	(894,069)	(770,493)	(2,686,786)	(2,106,441)

Commission income – net	1,756,833	1,358,106	5,297,928	3,581,211

Gross profit and commission income – net	2,370,171	1,738,018	7,040,426	4,430,880

Operating expenses:
Selling and marketing	46,812	42,410	142,007	118,340
General and administrative	119,940	107,233	364,163	334,022

Total operating expenses	166,752	149,643	506,170	452,362

Income before provision for income taxes	2,203,419	1,588,375	6,534,256	3,978,518
Provision for income taxes	550,859	385,743	1,634,637	976,727

Net income	1,652,560	1,202,632	4,899,619	3,001,791
Noncontrolling interests	(80,936)	(57,863)	(240,035)	(144,010)

Net income attributable to common stockholders	1,571,624	1,144,769	4,659,584	2,857,781

Other comprehensive income:
Foreign currency translation adjustment	69,604	(7,301)	238,952	26,087

Total comprehensive income	$1,641,228	$1,137,468	$4,898,536	$2,883,868

Earnings per common share, basic and diluted	$0.05	$0.03	$0.14	$0.09

Weighted average shares outstanding, basic and diluted	33,600,000	33,600,000	33,600,000	32,579,556

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S. $)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,899,619	$3,001,791
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	16,072	17,576
Deferred income taxes	15,578	(21,048)
Change in operating assets and liabilities:
Decrease in accounts receivable	102,416	212,718
Decrease (increase) in prepaid expenses and other current assets	5,017	(8,655)
(Decrease) in accounts payable	(136,774)	(364,362)
(Decrease) increase in advances from customers	(3,125)	406,216
Increase in deferred revenues	177,749	232,921
Increase in taxes payable	95,236	166,389
Increase in accrued wages	356	5,803
Increase (decrease) in accrued expenses	1,503	(17,272)

Net cash provided by operating activities	5,173,647	3,632,077

Cash flows from investing activities:
Purchase of fixed assets	(677)	(1,610)

Cash flows from financing activities:
Collection of subscription receivable – Dragons Soaring	-	50,000
Proceeds from stockholder loans	36,500	25,131
Repayment of stockholder loans	(7,151)	(143,340)

Net cash provided by (used in) financing activities	29,349	(68,209)

Effect of exchange rate changes on cash	237,569	25,922

Net increase in cash	5,439,888	3,588,180
Cash, beginning	8,075,837	3,130,799

Cash, ending	$13,515,725	$6,718,979

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S. $)

	Nine Months Ended September 30,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,537,146	$845,814

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE will provide technical support, consulting, training, marketing and operation consulting services to Huludao Rescue.  In consideration for such services, Huludao Rescue has agreed to pay an annual service fee to the WFOE of 95% of Huludao Rescue’s annual net income with an additional payment of approximately US$16,070 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon  written agreement of both parties.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements for the three and nine months ended September 30, 2013 and 2012 include China Hefeng Rescue Equipment, Inc., Dragons Soaring, Huashi International and its wholly owned subsidiary, Huashida Consulting and its VIE, Huludao Rescue.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Basis of Accounting and Presentation (continued)

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

The unaudited interim consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

The following financial statement amounts and balances of Huludao Rescue have been included in the accompanying consolidated financial statements.

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$13,167,774	$7,866,556
Accounts receivable	227,640	330,056
Deferred income taxes	95,426	108,248
Prepaid expenses and other current assets	43,739	48,756

Total current assets	13,534,579	8,353,616

Fixed assets	76,139	73,459
Less: accumulated depreciation	(71,409)	(53,688)

Fixed assets, net	4,730	19,771

TOTAL ASSETS	$13,539,309	$8,373,387

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	September 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current liabilities:
Accounts payable	$365,037	$501,811
Payable to WFOE(1)	8,640,625	4,079,947
Advances from customers	151,218	154,343
Deferred revenue	610,739	432,990
Loan from stockholders	82,208	44,079
Accrued wages	108,857	108,518
Taxes payable	598,699	544,975
Accrued expenses	75,676	74,173

Total current liabilities	10,633,059	5,940,836

TOTAL LIABILITIES	$10,633,059	$5,940,836

(1). Payable to WFOE represents outstanding amounts due to Huashida Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Huludao Rescue in exchange for 95% of Huludao Rescue’s net income.  Monthly payment of RMB 100,000 (approximately US$16,070) was paid in full as of September 30, 2013 and December 31, 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)

Gross profit and net commission income	$2,370,192	$1,738,018	$7,045,729	$4,430,880
Net income(2)	$1,618,189	$1,157,618	$4,800,714	$2,880,209

(2). Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Nine Month Ended September 30,
	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)

Net cash provided by operating activities	$5,033,213	$3,699,369
Net cash (used in) investing activities	(677)	(1,610)
Net cash provided by financing activities	36,500	12,000
Effect of exchange rate changes on cash	232,182	27,608

Net increase in cash	$5,301,218	$3,737,367

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

Change of Fiscal Year End Date

In June 2012, in connection with the Share Exchange, the Company changed its fiscal year end date from October 31 to December 31.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2013		December 31, 2012		September 30, 2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of period end	0.1626	0.1290	0.1583	0.1290	N/A	N/A

Amounts included in the statements of income and statements of cash flows for the period ended	0.1607	0.1289	N/A	N/A	0.1580	0.1289

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Foreign currency translation adjustments of $69,604 and ($7,301) for the three months ended September 30, 2013 and 2012, respectively, and $238,952 and $26,087 for the nine months then ended, respectively, have been reported as other comprehensive income (loss). Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes”, the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Revenues and Cost Recognition

The Company’s primary sources of revenues are derived from (a) design of security monitoring systems and rescue equipment, including rescue capsules for coal mine companies, (b) commissions from introducing customers to manufacturers for the purchase of rescue equipment that will be used in the mining industry, (c) rental commissions from introducing customers to companies for the rental of rescue capsules, and (d) revenues from providing maintenance and personnel training services to product users.  The Company’s revenue recognition policies comply with FASB ASC 605-35, “Construction-Type and Production-Type Contracts” (“ASC 605-35”).  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered and collectability of the resulting receivable is reasonably assured.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion.  The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Contract costs include all direct material, direct labor, subcontractor costs and those indirect costs related to contract performance.  If the contract provides services that are considered essential to the functionality of the rescue equipment and the security monitoring system, both the design revenue and services are recognized under contract accounting in accordance with the provisions of ASC 605-35.  Losses on contracts are immediately recognized when they become known.

“Costs and estimated earnings in excess of billings on uncompleted contracts” are recorded as an asset when revenues are recognized in excess of amounts billed.  “Billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as a liability when billings are in excess of revenues recognized.  At September 30, 2013 and December 31, 2012, amounts over billed or under billed on uncompleted contracts were not material.

The Company earns commissions by contracting with third party equipment manufacturers to secure customers for rescue equipment purchases and for rental of rescue capsules from a related party. In each case, the Company commits to provide after-purchase training and inspection to the customer, the parameters of its obligation being determined by the Company and the manufacturer/lessor depending on the circumstances of the customer.  For rescue equipment that is purchased by the customer, the Company generally earns a pre-negotiated non-refundable commission from the third party manufacturers once the contract for the rescue equipment is signed by the customers and the manufacturer receives the initial deposit.  The commissions for purchased equipment range from 10% to 20% of the purchase price.  Commissions for equipment to be purchased are generally due when the initial deposit is received by the third party manufacturer from the customer, and are recognized as revenue when due. The pre-negotiated non-refundable commissions for leased equipment equal 20% of the total annual rent amount.  Rental commissions are due annually in advance and recognized as revenue monthly over the term of the lease agreements between third party manufacturers and customers.  The portion of commission revenue generated from after-purchase leasee training and inspection services are recognized over the term of the training and inspection services provided.  The related cost of commissions primarily consists of the costs of safety inspection and training.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising costs were $12,138 and $14,204 for the three months ended September 30, 2013 and 2012, respectively, and $34,872 and $38,789, for the nine months ended September 30, 2013 and 2012, respectively.

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

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2013 and December 31, 2012 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax reporting purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2013 and December 31, 2012, the Company had deferred tax assets of $95,426 and $108,248, respectively, related entirely to revenue deferred for financial statement purposes.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of September 30, 2013 and December 31, 2012, the Company does not have a liability for any unrecognized tax benefits.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

4.	FIXED ASSETS

Fixed assets as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Machinery and equipment	$69,505	$67,000
Fixtures and furniture	6,634	6,459

	76,139	73,459
Less: Accumulated depreciation	(71,409)	(53,688)

Fixed assets, net	$4,730	$19,771

Depreciation expense charged to operations for the three months ended September 30, 2013 and 2012 was $4,069 and $5,887, respectively, and $16,072 and $17,576 for the nine months ended September 30, 2013 and 2012, respectively.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

5.	LEASE OBLIGATIONS

The Company leases one of its offices under an operating lease which expires on April 30, 2014.  The monthly rental is $2,250 for the remainder of the lease term.  The Company leases another office at a monthly rental of approximately $1,125, under an operating lease expiring on December 31, 2014.  The minimum future rentals under these leases as of September 30, 2013 are as follows:

Year Ending December 31,	Amount

2013	$10,124
2014	22,498

$32,622

Rent expense charged to operations for the three months ended September 30, 2013 and 2012 was $10,199 and $9,941, respectively, and $30,372 and $29,862 for the nine months ended September 30, 2013 and 2012, respectively.

6.	RELATED PARTY TRANSACTIONS

Rental commissions are generated from Heilongjiang Hefeng Rescue Equipment Co., Ltd (“Heilongjiang Hefeng”), for introducing customers who rent mining rescue capsules.  The Company’s majority stockholder, Mr. Baoyuan Zhu, is also the owner of Heilongjiang Hefeng.  The Company recognizes rental commission revenue monthly when earned, which is based on a percentage of the annual prepaid rent over the lease period.  For the three months ended September 30, 2013 and 2012, rental commissions recognized were $152,087 and $64,739, respectively. For the nine months ended September 30, 2013 and 2012, rental commissions recognized were $444,670 and $128,770, respectively.  Future rental lease commissions to be earned are as follows:

Year Ended December 31,	Amount
2013	$232,211
2014	678,958
2015	678,958
2016	678,958
2017	678,958
Thereafter	2,177,083
$5,125,126

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of September 30, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

8.	INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)	(Unaudited, In U.S. $)
Current	$515,622	$397,958	$1,619,059	$997,775
Deferred	35,237	(12,215)	15,578	(21,048)

	$550,859	$385,743	$1,634,637	$976,727

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

8.	INCOME TAXES (continued)

The Company’s effective tax rate was principally the same as the statutory rate of 25% for the three and nine months ended September 30, 2013 and 2012.  The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2012 were examined by the PRC tax authorities in April 2013.  The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended October 31, 2012 and for the two-month period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through September 30, 2013.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended October 31, 2012 and 2011 and two-month tax period ended December 31, 2012 remain open to examination by the IRS.

9.	CONTINGENCIES

As disclosed in Note 8, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information report for the year ended December 31, 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

10.	CONCENTRATION OF CREDIT RISK

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

CHINA HEFENG RESCUE EQUIPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

11.	SIGNIFICANT CUSTOMERS

The customers that represented 10% and more of total accounts receivable are as follows:

	September 30, 2013				December 31, 2012
Customer Name	Amount			%	Amount		%
Quanjiao Zhangwashi Coal Mine	$		*	*	$64,903		20%
Fengjie Huichun Coal Mine Co., Ltd., Huichun Coal Mine			*	*	107,644		33%
Anyang Yongan Wanghaidi Coal Mine Co., Ltd.			*	*	58,571		18%
Weiyuan Shunli Coal Mine Co., Ltd.			*	*	53,822		16%
Datian County Dongyuan Coal Mine Co., Ltd		77,235		34%		*	*
Fuxian Niuwu Coal Mine Co., Ltd		97,560		43%		*	*
Dangyang Boshuwan Coal Mine Co., Ltd		52,845		23%		*	*
*Less than 10% of total accounts receivable

The customers that represented 10% and more of total revenues are as follows:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
Customer Name	Amount	%	Amount		%
Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd.	$1,702,050	42%	$1,657,950		52%
Tangshan Guanneng Machinery Equipment Co., Ltd	408,492	10%		*		*
*Less than 10% of total revenues
	For the Nine Months Ended
	September 30, 2013		September 30, 2012
Customer Name	Amount	%	Amount		%
Shanxi Taizhong Coal Mining Machinery Equipment Co., Ltd.	$5,062,050	41%	$4,564,146		55%
Tangshan Guanneng Machinery Equipment Co., Ltd	1,376,878	11%		*		*
*Less than 10% of total revenues

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Structure

China Hefeng Rescue Equipment, Inc. is a Delaware corporation that prior to June 2012 had no business operations.  On June 15, 2012, we acquired ownership of Dragons Soaring Limited (BVI), a corporation organized in the British Virgin Islands in December 2011.  Dragons Soaring, through a Hong Kong intermediary, owns all of the equity of Huashida Information Consulting (Shenzhen) Co., Ltd. (“Huashida Consulting”).  Huashida Consulting was organized in the People’s Republic of China (“PRC”) in 2010.  The only business carried on by Huashida Consulting is to provide management services to Huludao Rescue pursuant to the VIE Agreements described below.

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

The VIE Agreements include:

(1)
Exclusive Technical Service and Business Consulting Agreement between Huashida Consulting and Huludao Rescue pursuant to which Huashida Consulting agreed to provide technical support and consulting services to Huludao Rescue in exchange for (i) 95% of the total annual net profit of Huludao Rescue and (ii) RMB100,000 per month ($16,070).  To date, in order to make funds available to funds the growth of Huludao Rescue, Huludao Rescue has not made any payment to Huashida Consulting.  Accordingly, $8,640,625 has been accrued on the balance sheet of Huludao Rescue as due to Huashida Consulting pursuant to the Exclusive Technical Service and Consulting Agreement.

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

Results of Operations

The following table sets forth key components of the Company’s results of operations during the three and nine months periods ended September 30, 2013 and 2012, respectively, and the percentage change between the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30		Percentage
	2013	2012	Change
Net Service Revenue	$613,338	$379,912	61%
Net Commission Income	1,756,833	1,358,106	29%
Gross Profit	2,370,171	1,738,018	36%
Operating Expenses	166,752	149,643	11%
Pre-Tax Income	2,203,419	1,588,375	39%
Provision for Income Taxes	550,859	385,743	43%
Net Income	1,652,560	1,202,632	37%
Noncontrolling Interests	(80,936)	(57,863)	40%
Net income attributable to common stockholders	$1,571,624	$1,144,769	37%
Earnings per share	$0.05	$0.03	67%

	Nine Months Ended September 30		Percentage
	2013	2012	Change
Net Service Revenue	$1,742,498	$849,669	105%
Net Commission Income	5,297,928	3,581,211	48%
Gross Profit	7,040,426	4,430,880	59%
Operating Expenses	506,170	452,362	12%
Pre-Tax Income	6,534,256	3,978,518	64%
Provision for Income Taxes	1,634,637	976,727	67%
Net Income	4,899,619	3,001,791	63%
Noncontrolling Interests	(240,035)	(144,010)	67%
Net income attributable to common stockholders	$4,659,584	$2,857,781	63%
Earnings per share	$0.14	$0.09	56%

Revenue, Commission Income, and Gross Profit. Development services and marketing agency services contributed significantly to the growth of our company from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013. The principal distinction between 2013 and 2012, besides the significant growth in our revenues and profits, was the streamlining of our service business, as in the latter portion of 2012 we temporarily eliminated the hardware design service, as shown in the following table of the components of service revenue:

	Three Months Ended September 30,		Change
	2013	2012	Amount	%
Hardware design	$--	$--	$--	--
Software development	1,267,484	853,450	414,034	49%
Training	59,086	78,028	(18,942)	(24%)
System maintenance	106,491	47,055	59,436	126%
Total	$1,433,061	$978,533	$454,528	46%

	Nine Months Ended September 30,		Change
	2013	2012	Amount	%
Hardware design	$--	$196,980	$(196,980)	(100%)
Software development	3,773,049	2,012,278	1,760,771	88%
Training	183,324	96,144	87,180	91%
System maintenance	298,344	121,221	177,123	146%
Total	$4,254,717	$2,426,623	$1,828,094	75%

For both three and nine months ended September 30, 2013 and 2012, our revenue and income are dominated by our marketing agency business.  The reason for our strategic decision in 2011 to reorient our focus to agency sales is evident in comparing the margin rates of our two revenue sources:

	Service Revenue			Commission Revenue
	Revenue	Gross Profit	Margin	Revenue	Gross Profit	Margin
Three Months - 2013	$1,433,061	$613,338	42.8%	$2,650,902	1,756,833	66.3%
Nine Months - 2013	4,254,717	1,742,498	40.9%	7,984,714	5,297,928	66.4%
Three Months - 2012	978,533	379,912	38.8%	2,128,599	1,358,106	63.8%
Nine Months - 2012	2,426,623	849,669	35.0%	5,687,652	3,581,211	63.0%

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

Our strategic decision to focus our energies on expanding our agency business, then, resulted in a 36.4% increase in our overall gross profits for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, our overall gross profit increased by $2,609,546, or 58.9%.

Operating Expenses. Most of our expenses are direct expenses, which expand relative to our revenue volume.  Our research and development activities, in particular, are carried on almost entirely pursuant to contract, and are, therefore, recorded as cost of services.  As a result, our operating expenses are modest:  For the three months ended September 30, 2013 operating expenses totaling $166,752 represented only 4.1% of our revenue and 7.0% of our gross profit. For the nine months ended September 30, 2013, operating expenses totaling $506,170 represented only 4.1% of our revenue and 7.2% of our gross profit.  While the costs relating to our new status as a U.S. reporting company will cause some increase in operating expenses in the future, we expect that the nature of our operations will allow us to maintain a relatively low ratio of operating expenses to revenue.

Our decision to focus on our sales agency business necessitated an increase in the administrative personnel in our marketing department.  As a result, our selling and marketing expenses increased to $46,812 for the three months ended September 30, 2013 from $42,410 for the three months ended September 30, 2012, an increase of 10%.  For the nine months ended September 30, 2013, our selling and marketing expenses increased to $142,007 comparing with $118,340 for the nine months ended September 30, 2012, represented an increase of 20%. Our selling and marketing expenses are primarily comprised of manager salaries, insurance, travelling expenses and entertainment expenses incurred for our sales staff.

General and administrative (“G&A”) expenses increased to $119,940 in the three months ended September 30, 2013 from $107,233 in the three months ended September 30, 2012, an increase of 12%.  The primary cause of the increase was the increase of salary of G&A staffs for the three months ended September 30, 2013. For the nine months ended September 30, 2013, our G&A expenses increased to $364,163 from $334,022 for the nine months ended September 30, 2012, an increase of 9%.  The primary cause of the increase was the substantial expansion of our overall operations, as G&A expenses primarily consist of administrative salaries and insurance. In addition, our common stock is now traded in the United States, which requires expenses for attorneys, auditors and financial advisors.

Provision for Income Taxes; Net Income.  After deducting operating expenses from our gross profit, we realized pre-tax income of $2,203,419 for the three months ended September 30, 2013, compared to $1,588,375 in the three months ended September 30, 2012.  In the nine months ended September 30, 2013, we realized pre-tax income of $6,534,256, compared to $3,978,518 for the nine months ended September 30, 2012. The corporate income tax rate in China is 25%, and so our operating entity, Huludao Rescue, had an effective tax rate of 25%.  After making provision for income taxes of $550,859 and $1,634,637 for the three and nine months ended September 30, 2013, respectively, our net income totaled $1,652,560 and $4,899,619, respectively, an increase of 37% and 63% from the three and nine months ended September 30, 2012, respectively.  However, the VIE Agreements assign to Huashida Consulting only 95% of the net profit generated from Huludao Hefeng.  For that reason, we deducted a “non-controlling interest” of $80,936 and $240,035 before recognizing net income attributable to common stockholders on our Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2013.  After that deduction and taking into account the income and expenses incurred by our parent corporation, our net income attributable to the common stockholders for the three and nine months ended September 30, 2013 was $1,571,624 ($.05 per share) and $4,659,584 ($.014 per share), respectively, compared to net income attributable to common stockholders of $1,144,769 ($.03 per share) and $2,857,781 ($.09 per share) realized in the three and nine months ended September 30, 2012, which represented increases of 37% and 63%, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at the average exchange rates during the periods presented, and assets and liabilities are translated at the exchange rate as quoted by the People’s Bank of China at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended September 30, 2013 and 2012, foreign currency translation adjustments of $69,604 and $(7,301), respectively, and $238,952 and $26,087, respectively,  have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2013, our working capital totaled $11,817,383, an increase of $5,153,612 since December 31, 2012.  The increase is very close to our net income for the nine months ended September 30, 2013, due to the fact that we have very little in fixed or intangible assets on our balance sheet and so record very little depreciation or amortization expense. Cash and cash equivalents represented almost 97% of our current assets at September 30, 2013.  Since our operations provided $5.17 million in cash during the nine months ended September 30, 2013 and have been cash flow positive since inception, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$5,173,647	$3,632,077
Net cash (used in) investing activities	(677)	(1,610)
Net cash provided by (used in) financing activities	29,349	(68,209)
Effects of exchange rate changes on cash	237,569	25,922
Net increase in cash and cash equivalents	5,439,888	3,588,180
Cash and cash equivalent at beginning of the period	8,075,837	3,130,799
Cash and cash equivalent at end of the period	$13,515,725	$6,718,979

Operating activities

Cash provided by operating activities was $5,173,647 for the nine months ended September 30, 2013, as compared to $3,632,077 for the nine months ended September 30, 2012. Our operations provided cash in excess of our net income for the period primarily as a result of the $102,416 decrease in our trade accounts receivable during the nine months ended September 30, 2013.  In addition, our tax payable increased by $95,236 during the nine months ended September 30, 2013.  As we focus on earning commission fees that are payable (and generally paid) immediate upon the completion of a sale, we expect that our accounts receivable will continue to be modest relative to our total assets.

Investing activities

Net cash used in investing activities was $677 for the nine months ended September 30, 2013, as compared to $1,610 for the nine months ended September 30, 2012.   The net book value of our fixed assets at September 30, 2013 was only $4,730, reflecting the fact that our business activities are carried out in offices that we lease.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

For the past two years we have financed our operations almost exclusively with cash generated by our operations.  As a result, cash flows from financing activities are not significant.   Net cash provided by financing activities was $29,349 for the nine months ended September 30, 2013, as compared to $68,209 net cash used for the nine months ended September 30, 2012. From time to time, we take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. - at September 30, 2013 we owed $106,791 on account of such loans. Cash flows from financing activities reflect such loans and their repayment.Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Transfer of Cash

All of our revenues are earned by Huludao Rescue in the PRC, and 95% of the net income is then assigned to Huashida Consulting. PRC regulations restrict the ability of our PRC subsidiary, Huashida Consulting, to make dividend and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Huludao Rescue and Huashida Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Huashida Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s stockholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2013.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the third quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2013.

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

CHINA HEFENG RESCUE EQUIPMENT, INC.

Date: November 14, 2013	By:	/s/ Zhengyuan Yan
Zhengyuan Yan, Chief Executive Officer

	By:	/s/ Wenqi Yao
Wenqi Yao, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *